Form 10QSB
period 1996-06-30
MISSISSIPPI VIEW HOLDING CO
filed 1996-08-14
CIK 933404

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [ X] QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

                For the transition period from           to
                                               ---------    ---------

                           Commission File No. 0-25546

                        Mississippi View Holding Company
                        --------------------------------
             (Exact name of registrant as specified in its charter)

       Minnesota                                41-1795363
- - --------------------------------------------------------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or jurisdiction)

              35 East Broadway, Little Falls, Minnesota 56345-3093
              ----------------------------------------------------
                    (address of principal executive offices)

                                 (612) 632-5461
                                 --------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                               ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                  Class: Common Stock, par value $.10 per share
                  Outstanding shares at July 31, 1996: 909,714

                        MISSISSIPPI VIEW HOLDING COMPANY

                              INDEX TO FORM 10-QSB

                                                                                                      Page

         PART I.      FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Consolidated statements of Financial Condition at June 30,
                      1996 (unaudited) and September 30, 1995 (audited)                                  2

                      Consolidated Statements of Income for the three and six
                      months ended June 30, 1996 and 1995 (unaudited)                                    3

                      Consolidated Statements of Cash Flows for the six months
                      ended June 30, 1996 and 1995 (unaudited)                                           4

                      Notes to Condensed Consolidated Financial
                      Statements (unaudited)                                                             6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                8

                      Non-Performing and Problem Assets                                                 13

                      Capital Compliance                                                                17

                      Liquidity Resources                                                               18

                      Key Operating Ratios                                                              19

         PART II.     OTHER INFORMATION

         Item 1.      Legal Proceedings                                                                 20

         Item 2.      Changes in Securities                                                             20

         Item 3.      Default Upon Senior Securities                                                    20

         Item 4.      Submission of Matters to a Vote of Security Holders                               20

         Item 5.      Other Information                                                                 20

         Item 6.      Exhibits and Reports on Form 8-K                                                  21

         SIGNATURES                                                                                     22

                     MISSISSIPPI VIEW HOLDING COMPANY AND SUBSIDIARY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                     June 30,      September 30,
                                                                                                       1996           1995
                                                                                                   -----------    ---------------
                                         ASSETS                                                    (Unaudited)      (Audited)

Cash and cash equivalents:
  Interest bearing ..............................................................................  $ 3,302,005    $ 2,600,438
  Non-interest bearing ..........................................................................      321,905        236,632
Debt securities held to maturity (estimated market value of $5,810,375 and 12,260,406) ..........    5,815,726     12,236,729
Mortgage backed securities held to maturity (estimated market value of $3,762,083 and $4,127,451)    3,753,290      4,124,752
Mortgage backed securities available for sale, at market value ..................................    1,596,110        624,870
Securities available for sale, at market value ..................................................    9,804,602      3,870,153
FHLB Stock, at cost .............................................................................      650,700        637,900
Loans held for sale .............................................................................      163,979         57,974
Loans receivable, net ...........................................................................   41,975,154     42,989,472
Premises and equipment, net of depreciation .....................................................      809,057        861,681
Foreclosed real estate (net of allowance for losses of $21,700 and $25,187) .....................            -         29,711
Accrued interest receivable .....................................................................      512,548        528,925
Deferred tax asset (net of valuation allowance)..................................................       83,810         90,500
Other assets ....................................................................................      533,905        553,065
                                                                                                   -----------    -----------
       Total Assets                                                                                $69,322,791    $69,442,802
                                                                                                   ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
 Deposits:
   Passbook / passcard savings ..................................................................   11,322,883     10,595,428
   Non-interest checking ........................................................................      968,673        868,331
   NOW / MMDA ...................................................................................    5,693,814      6,697,185
   Certificates of deposit ......................................................................   38,002,903     36,759,387
 Advances from borrowers for taxes and insurance ................................................       68,003        187,698
 Accrual for income tax .........................................................................        9,137        115,222
 Other liabilities ..............................................................................      504,936        436,552
                                                                                                   ------------    ----------
     Total Liabilities ..........................................................................   56,570,349     55,659,803

Commitments and contingencies

Stockholders' equity:
  Serial Preferred Stock, no par value; 5,000,000 shares authorized; issued and
    outstanding, none ...........................................................................            -             -
  Common Stock, $.10 par value, 10,000,000 shares authorized; 1,007,992 shares issued and 805,236 outstanding, at June 30, 1996, and 932,729 outstanding, at
    September 30, 1995 ..........................................................................      100,799       100,799
  Paid in Capital ...............................................................................    7,506,793     7,494,971
  Treasury Stock (98,278 shares), at cost .......................................................   (1,160,439)            -
  Retained Earnings, substantially restricted ...................................................    7,184,310     6,697,907
  Unearned ESOP shares (68,543 shares, at June 30, 1996, and 75,263 shares, at
    September 30, 1995) .........................................................................     (592,707)     (644,441)
  Unearned Management Stock Bonus Plan shares (35,935 shares), at cost ..........................     (406,401)            -
  Net unrealized gain/(loss) on securities available for sale ...................................      120,087       133,763
                                                                                                  ------------    ----------
     Total Stockholders' Equity..................................................................   12,752,442    13,782,999
                                                                                                  ------------    ----------
     Total Liabilities and Stockholders' Equity.................................................. $ 69,322,791    69,442,802
                                                                                                  ============    ==========

                 See Notes to consolidated financial statements.

                        MISSISSIPPI VIEW HOLDING COMPANY
                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                              For the Three Months        For the Nine Months
                                                  Ended June 30,             Ended June 30,
                                              -----------------------------------------------
                                                 1996         1995         1996          1995
                                              ----------   ----------   ----------   ----------
INTEREST INCOME
Loans receivable:
  First mortgage loans ....................   $  728,469   $  756,548   $2,260,397   $2,272,183
  Consumer and other loans ................      178,500      143,961      498,331      411,163
Investment securities .....................      278,884      305,062      855,291      665,885
Mortgage-backed securities ................       95,087       70,176      273,379      197,187
                                              ----------   ----------   ----------   ----------
     Total interest income ................    1,280,940    1,275,747    3,887,398    3,546,418

INTEREST EXPENSE ON DEPOSITS ..............      633,748      574,808    1,892,589    1,628,435
                                              ----------   ----------   ----------   ----------
  Net interest income .....................      647,192      700,939    1,994,809    1,917,983

  Provision for loan losses ...............        1,451        8,572        3,725       22,684
                                              ----------   ----------   ----------   ----------
     Net interest income after
       provision for loan loss ............      645,741      692,367    1,991,084    1,895,299

NONINTEREST INCOME
  Other fees and service charges ..........       37,720       30,440       76,223       71,135
  Gain on sale of loans ...................        4,252        1,542       68,124        4,067
     Net gain (loss) on sale of real estate
       owned ..............................        9,753        7,008       10,939       42,124
  Contingency recovery ....................            -            -       81,023            -
  Other ...................................       26,475       19,096       54,100       34,175
                                              ----------   ----------   ----------   ----------
     Total noninterest income                     78,200       58,086      290,409      151,501

NONINTEREST EXPENSE
  Compensation and employee benefits ......      229,014      221,273      666,689      580,778
  Occupancy ...............................       21,501       19,072       67,668       60,420
  Insurance premium .......................       37,065       37,333      111,940      113,198
  Data processing .........................       19,110       24,782       56,034       59,444
  Advertising .............................        7,551        6,906       22,189       17,836
  Real estate owned expense, net ..........          826        4,478        5,041       10,982
  Other ...................................      104,229       96,672      317,153      254,884
                                              ----------   ----------   ----------   ----------
     Total noninterest expense                   419,296      410,516    1,246,714    1,097,542
                                              ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES ................      304,645      339,937    1,034,779      949,258

INCOME TAX EXPENSE ........................      108,504      138,329      407,460      399,180
                                              ----------   ----------   ----------   ----------

NET INCOME ................................   $  196,141   $  201,608   $  627,319   $  550,078
                                              ==========   ==========   ==========   ==========


Dividends Declared Per Share                  $     0.08   $        -   $     0.08   $        -
                                              ==========   ==========   ==========   ==========

Primary Earnings Per Share                    $     0.24   $     0.22   $     0.72   $     0.71
                                              ==========   ==========   ==========   ==========


                 See Notes to consolidated financial statements.

                 MISSISSIPPI VIEW HOLDING COMPANY AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Nine Months Ended
                                                            June 30,
                                                  --------------------------
                                                       1996          1995
                                                  -----------    -----------
OPERATING ACTIVITIES
  Interest received on loans and investments ...   $3,847,680    $3,411,171
  Interest paid ................................   (1,893,534)   (1,631,457)
  Other fees, commissions, and interest received      220,789       151,506
  Cash paid to suppliers, employees and others .     (976,737)     (998,597)
  Contributions to charities ...................       (4,429)       (1,769)
  Income taxes paid ............................     (485,916)     (209,900)
  Loans originated for sale ....................   (1,879,643)     (857,626)
  Proceeds from sale of loans ..................    3,919,746       751,824
                                                   ----------    ----------
      Net cash provided by (used in)
        operating activities ...................    2,747,956       615,152
                                                   ----------    ----------

INVESTING ACTIVITIES
  Loans originations  and principal  payment on
   loans, net...................................   (1,013,433)    2,369,660
  Proceeds from maturities of:
  Debt securities held to maturity .............    6,845,346     4,077,000
  Securities available for sale ................    1,081,880             -
  Mortgage-backed securities held to maturity...      697,618       365,619
  Mortgage-backed securities available
    for sale....................................       36,160             -
  Proceeds from sale of:
    Real estate ................................       10,939        38,446
  Purchase of:
    Debt securities held to maturity ...........   (2,875,000)   (9,007,380)
    Securities available for sale ..............   (4,556,638)   (1,001,172)
    Mortgage-backed securities held to maturity      (327,532)     (969,404)
    Mortgage-backed securities available
      for sale .................................   (1,041,821)            -
    Equipment and property improvements ........      (10,204)      (12,686)
                                                   ----------    ----------
       Net cash provided by (used in)
         investing activities ..................   (1,152,685)   (4,139,917)
                                                   ----------    ----------
FINANCING ACTIVITIES
  Net increase (decrease) in demand accounts,
    passbook accounts, and certificates
    of deposit .................................    1,068,886    (1,809,661)
 Net increase (decrease) in mortgage escrow
   funds .......................................     (119,695)       53,229
 Net increase in common stock ..................            -       100,799
 Net increase in paid in capital ...............            -     7,491,423
 Net increase in unearned ESOP shares ..........            -      (690,472)
 Acquisition of treasury stock .................   (1,160,439)            -
 Acquisition of unearned MSBP shares ...........     (456,266)            -
 Cash dividends paid ...........................     (140,917)            -
                                                   ----------    ----------
      Net cash provided by (used in)
        financing activities                         (808,431)    5,145,318
                                                   ----------    ----------

   INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS ..........................      786,840     1,620,553

      CASH AND CASH EQUIVALENTS -
        Beginning of year ......................    2,837,070     1,732,005
                                                   ----------    ----------

          CASH AND CASH EQUIVALENTS -
            End of period ......................   $3,623,910    $3,352,558
                                                   ==========    ==========

    See Notes to consolidated financial statements.

                        MISSISSIPPI VIEW HOLDING COMPANY
        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                For the Nine Months Ended
                                                                                         June 30,
                                                                               ---------------------------
                                                                                    1996           1995
                                                                               -----------     -----------
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
    Net Income .............................................................   $   627,319     $  550,078
    Adjustments:
      Provision for losses on loans and other assets .......................             -         30,000
      Depreciation .........................................................        62,828         58,185
      Federal Home Loan Bank stock dividends ...............................       (12,800)             -
      Non-cash dividends ...................................................        (3,775)        (3,758)
      ESOP fair value adjustment ...........................................        11,822              -
      Amortization of ESOP compensation ....................................        51,733              -
      Amortization of MSBP compensation ....................................        49,865              -
      Net amortization and accretion of premiums and discounts on
        securities .........................................................         7,746         45,790
      Loss (gain) on sales of fixed assets, net ............................             -          5,005
      Net (gains) on sale of real estate owned .............................       (10,939)       (42,124)
      Net loan fees deferred and amortized .................................         3,147         (7,658)
      Net mortgage loan servicing fees deferred and amortized ..............       (11,974)             -
      Contingency recovery .................................................       (81,023)             -
      (Increase) decrease in:
        Loans held for sale ................................................     2,029,334       (109,869)
        Accrued interest receivable ........................................        16,377       (137,807)
        Deferred tax assets.................................................        15,807          9,882
        Other assets .......................................................        31,134         61,829
      Increase (decrease) in:
        Accrued interest payable ...........................................          (944)        (3,021)
        Accrued income taxes ...............................................      (106,085)       179,398
        Other liabilities ..................................................        68,384        (20,778)
                                                                               -----------     ----------
  Net cash provided by operating activities ................................   $ 2,747,956    $   615,152
                                                                               ===========    ===========


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Refinancing of sales of real estate owned ..................................   $    37,200    $     9,000

Transfer of loans to real estate acquired through foreclosure ..............   $     4,989    $    49,110

Non cash dividends .........................................................   $    16,575    $     3,758

Transfer of debt securities to available for sale from securities
  held to maturity..........................................................   $ 2,449,446    $ 3,568,247

Transfer of loans to held for sale from loans for portfolio ................   $ 2,135,339              -


                 See Notes to consolidated financial statements.

                MISSISSIPPI VIEW HOLDING COMPANY AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1996 (Unaudited)

Note 1:  PRINCIPLES OF CONSOLIDATION
         The unaudited consolidated financial statements as of and for the three and nine month periods ended June 30, 1996, include the accounts of Mississippi View Holding Company (the "Company") and its wholly owned subsidiary Community Federal Savings & Loan Association of Little Falls (the "Association"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 2:   BASIS OF PRESENTATION
         General: The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read with the fiscal 1995 consolidated financial statements and notes of Mississippi View Holding Company and Subsidiary included in their annual audit report for the year ended September 30, 1995.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three and nine month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

         Reclassification:   Certain   items   previously   reported  have  been
reclassified to conform with the current period's reporting format.

Note 3:  EMPLOYEE BENEFITS
         The shareholders on September 27, 1995, adopted the Management Stock Bonus Plan (the Company's "MSBP"). Awards under the MSBP will be made in recognition of prior and expected future services to the Association by its directors and executive officers responsible for implementation of the policies adopted by the Association's Board of Directors and the profitable operation of the Association. The Association contributed sufficient funds to purchase 4% of the aggregate number of shares issued in the Conversion (i.e., 40,319 shares of Common Stock) in the open market on November 17, 1995, for $458,628.

Note 4:  NEW ACCOUNTING POLICIES ADOPTED
         The Company implemented Statement of Financial Accounting Standard ("SFAS") No. 122 "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65" to be applied prospectively beginning October 1, 1995, to transactions in which mortgage loans are sold with servicing rights retained. The capitalized mortgage servicing rights ("MSR") is calculated using an allocation of the total cost of the loan between the loan and MSR based on the relative fair value of each asset at the date of sale. MSR will be amortized in proportion to and over the period of estimated servicing income. A valuation allowance is recognized for impairment in the MSR carrying amount over current fair value.

         The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting for Creditors for Impairment of a Loan," on October 1, 1995. SFAS No. 114, issued in May 1993, requires measurement of impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, impairment is based on the fair value of the collateral when the Company determines that foreclosure is probable. The Company has had no impaired loans during fiscal 1996.

Note 5:  SECURITIES RECLASSIFICATION
         The Financial Accounting Standards Board issued a special portfolio classification standard on investments dated November 15, 1995, creating a window from November 15, 1995, to December 31, 1995, allowing financial institutions to reassess existing held to maturity securities and transfer them to either the available for sale or trading category. During this window, the Company transferred $2.5 million from the held to maturity category to available for sale. The unrealized holding gain of $25,083, net of tax effect, at the date of transfer was recognized as a separate component of shareholders' equity.

Note 6:  STOCK REPURCHASES
         The Company filed two applications with the Office of Thrift Supervision ("OTS") for approval to waive the regulatory restrictions on stock repurchases in the first year following conversion to the stock form of ownership. The OTS approved the repurchase of up to 5% of the outstanding shares of common stock (i.e., 50,399 shares of Common Stock). The Company repurchased 5% of the outstanding shares in the open market on March 14, 1996, for $606,838. The OTS approved the second application to repurchase up to 5% of the outstanding shares of commons stock (i.e., 47,879 shares of Common Stock). The Company repurchased a second 5% of the outstanding shares in the open market on May 8, 1996, for $553,601. Repurchased shares became treasury shares and will be utilized for general corporate and other purposes, including the issuance of shares in connection with the exercise of stock options.

         The Company filed an application with the OTS for approval to waive the regulatory restrictions on stock repurchases in the second year following conversion to the stock form of ownership. The OTS approved the repurchase of up to 10% of the outstanding shares of common stock (i.e., 90,971 shares of Common Stock) between now and March 23, 1997. The repurchases will be made in open-market transactions, subject to the availability of the stock, market conditions, the trading price of the stock and the Company's financial performance. Repurchased shares will become treasury shares and will be utilized for general corporate and other purposes, including the issuance of shares in connection with the exercise of stock options.

           Management's Discussion and Analysis of Financial Condition for September 30, 1995 and June 30, 1996

         General. Total assets of Mississippi View Holding Company, (the "Company") decreased by $120,011 from September 30, 1995, to June 30, 1996. The asset decline was the net result of reduced loans receivable of $908,313, and reduced other assets of $124,562 offset by increased liquidity and investments of $786,840 and $126,024 respectively.

         Cash and Cash Equivalents. Cash and cash equivalents consisting of interest-bearing and noninterest bearing deposits, increased $786,840. This increased liquidity was the result of increased deposits and reduced loan portfolio, offset by the purchase of investments and common stock of the Company.

         Debt and Mortgage-Backed Securities held to maturity. Debt and mortgage-backed securities held to maturity decreased $6,792,465, or 41.51%, from $16,361,481 on September 30, 1995, to $9,569,016 on June 30, 1996. The
Financial Accounting Standards Board issued a special portfolio classification standard on investments dated November 15, 1995, creating a window from November 15, 1995, to December 31, 1995, allowing financial institutions to reassess their existing held to maturity securities and transfer them to either the available for sale or trading category. During this window, the Company transferred $2.5 million from the held to maturity category to available for sale. Furthermore, maturities of $3.9 million of debt securities held to maturity were reinvested in available for sale securities or were held in cash. Mortgage-backed securities decreased $371,462 due to principal amortization.

         Mortgage-Backed Securities, available for sale. Mortgage-backed securities increased $971,240, from $624,870 on September 30, 1995, to $1,596,110 on June 30, 1996, due to the purchase of mortgage-backed securities less principle amortization during this period and reduced mark to market values.

         Securities available for sale. Securities available for sale increased $5,934,449. This increase was due to the purchase of $4.5 million of debt securities and a $2.5 million transfer between categories as described above. This increase was offset by a $1.0 million maturity and the principal reduction of $81,880 on a Small Business Administration Loan (SBA). From September 30, 1995 to June 30, 1996, mark to market valuations increased the value of such securities by $8,035. Any increase or decrease in the market value of such securities will have a corresponding positive or negative effect on stockholders' equity.

         FHLB Stock. Federal Home Loan Bank Stock increased $12,800 from $637,900 on September 30, 1995, to $650,700 on June 30, 1996, due to a stock dividend paid by the Federal Home Loan Bank of Des Moines the end of December 1995.

         Loans Held for Sale. Loans held for sale increased $106,005 from $57,974 (3 loans) on September 30, 1995, to $163,979 (3 loans) on June 30, 1996.
This increase is the result of management's decision to sell in the secondary market lower-yielding fixed rate mortgage loans rather than maintaining them for portfolio. These loans are pre sold in the secondary market prior to origination. The balance is the amount sold, yet unfunded as of the period end.

         Loans Receivable, Net. Loans receivable decreased $1,014,318, or 2.36%, from $42,989,472 on September 30, 1995, to $41,975,154 on June 30, 1996, due
primarily to $2,135,339 held to maturity loans transferred to loans available for sale and then sold during this period offset by increased originations.

         Premises and Equipment. Premises and equipment, net of depreciation, decreased $52,624 due to normal depreciation amortized on fixed assets offset by additions of $10,204.

         Foreclosed Real Estate. Foreclosed real estate decreased $29,711 or 100.00%, from $29,711 at September 30, 1995, to $0.0 at June 30, 1996, due to
the sale of REO during the period.

         Accrued Interest Receivable. Accrued interest receivable decreased $16,377 from September 30, 1995, to June 30, 1996, as accrued interest on Conversion proceed investments were offset by reduced interest rates on adjustable rate and new fixed rate mortgages, in addition to a reduced loan portfolio.

         Deferred Tax Asset. Deferred tax asset, net of valuation allowance, decreased $6,690 during this nine month period as a result of the accounting change made during the November 15, 1995, to December 31, 1995, window for security transfers.

         Other Assets. Other assets decreased $19,160, or 3.46%, from $553,065 as of September 30, 1995, to $533,905 as of June 30, 1996. This decrease was a result of the repayment of the original investment in a data processing cooperative ($20,873), reduced accrued income and prepaid expenses ($11,349), offset by the capitalization of $11,974 of mortgage servicing rights retained upon the sale of loans.

         Deposits. Deposits, after interest credited, increased by $1,067,942 or 1.94%, to $55,988,273 at June 30, 1996, from $54,920,331 at September 30, 1995.
The increase was due to the marketing of a new deposit product and management's deposit pricing strategy.

         Advances from Borrowers for Taxes and Insurance. Advances from borrowers for taxes and insurance decreased $119,695 from $187,698 on September 30, 1995, to $68,003 on June 30, 1996, due to the cyclical nature of these payments.

         Accrued Income Tax. The income tax accrual decreased by $106,085 from $115,222 on September 30, 1995, to $9,137 on June 30, 1996, due to tax accruals based on operating income after estimated tax payments were made.

         Other Liabilities. Other liabilities increased by $68,384, or 15.66%, from $436,552 on September 30, 1995, to $504,936 on June 30, 1996, due to a
total cash dividend of $72,777 declared by the Company payable on August 15, 1996.

         Stockholders' Equity. Stockholders' equity decreased by $1,030,557, or 7.48%, from $13,782,999 on September 30, 1995, to $12,752,442 on June 30, 1996.
This decrease is the net effect of the following changes in equity: a paid in capital increase of $11,822 resulting from the fair market value adjustment to earned and committed to be released Employee Stock Ownership Plan ("ESOP") shares, net of taxes; an increase of $51,734 as a result of accounting for earned ESOP shares; a decrease of $13,676 resulting from market valuation adjustments on available for sale securities; an increase of

$627,319 from net operational income for the nine month period just ended; a decrease of $406,401 for unearned Management Stock Bonus Plan ("MSBP") shares resulting from open market purchase of MSBP shares; a decrease of $1,160,439 resulting from open market purchases of common stock of the Company pursuant to two stock repurchase programs, and a decrease to retained earnings due to a dividend declared and paid of $140,916.

           Comparison of Operating Results for the Three Months Ended
                             June 30, 1996 and 1995

         Net Income. Net income decreased $5,467, or 2.71%, for the three months ended June 30, 1996, when compared to the three months ended June 30, 1995, due to increased interest expense on deposits, offset by an increase in the net yield on higher average balances of interest earning assets with generally lower rates of interest. Noninterest income increased due to revenue from fees and service charges, and noninterest expense increased due to operating costs incurred as a public company.

         Total Interest Income. Interest income increased $5,193, or .41%, from $1,275,747 for the three month period ended June 30, 1995, to $1,280,940 for the three month period ended June 30, 1996. Interest income from mortgage loans receivable decreased $28,079 due to the reduction in the average loan balances along with lower rates paid on such balances over the period and its effect on adjustable rate mortgage ("ARM") loan repricing. Consumer and other loan income increased by $34,539 due to increased loan balances. Security investment income decreased $26,178 due to a reduced investment portfolio with a lower rate of return. Interest on mortgage backed securities increased by $24,911 due to increased principal balances attained through purchase activities.

         Total Interest Expense. Interest expense increased $58,940, or 10.25%, for the comparative three month periods ending June 30, 1995 and 1996. This increase was due to a larger deposit portfolio, particularly certificates of deposit, earning at a higher average rate of return.

         Net Interest Income. Net interest income decreased $53,747, or 7.67%, from $700,939 for the three months ended June 30, 1995, to $647,192 for the three month period ended June 30, 1996. This was primarily due to the increased deposit interest expense from higher deposit balances earning a higher rate of return offset by interest earned on additional interest earning assets. The Company's interest rate spread decreased from 3.28% to 2.90% as the cost of interest-bearing deposits increased at a faster rate than yields earned on interest-earning assets.

         Provision for Loan Losses. The Association currently maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Association's past loss experience, adverse situations that may affect the borrowers' ability to repay loans, estimated value of the underlying collateral, and current and expected market conditions. Provisions for loan losses decreased from $8,572 for the period ended June 30, 1995, to $1,451 for the period ended June 30, 1996. This decrease was due to management's assessment of the loan portfolio and market conditions. While management maintains its allowance for losses at a level which it considers to be adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts.

         Due to the size of the institution and the minimal amount of nonperforming loans the percentage of nonperforming loans to allowance for loan losses will seem high. Movement of even one loan into or out of nonperforming status per reporting period may result in a large percentage change due to the size of the portfolio.

         Noninterest Income. Noninterest income increased by $20,114, or 34.63%, during the three month period ended June 30, 1996, as compared to the same period ended June 30, 1995. This increase was primarily the result of increased fees and service charges for $7,280, a gain realized on the sale of loans for $2,710, a gain on the sale of real estate owned $2,745, and other noninterest income revenue of $7,379.

         Noninterest Expense. Noninterest expense increased $8,780, or 2.14%, from $410,516 to $419,296 during the comparative three month periods ending June 30, 1995 and 1996, respectively. Compensation and employee benefits increased $7,741 due to director and employee compensation increases and expenses of amortizing the earned ESOP and the MSBP shares. "Other" noninterest expenses, including occupancy, legal, consulting, registrar fees, filing fees, auditing and shareholder meeting expenses, increased $6,711 due to the added costs of being a public company. These increases were offset by reduced data processing costs of $5,672.

         Income Tax. Income tax expense decreased $29,825, or 21.56%, from $138,329 for the three month period ended June 30, 1995, to $108,504 for the three month period ended June 30, 1996.

            Comparison of Operating Results for the Nine Months Ended
                             June 30, 1996 and 1995

         Net Income. Net income increased $77,241, or 14.04%, for the nine months ended June 30, 1996, when compared to the nine months ended June 30, 1995. Net interest income increased due to earnings on equity raised in the mutual to stock conversion of the Association ("Conversion"), coupled with increased interest income from loans, offset by increased interest expense on deposits. Noninterest income increased due to gain on loan sales and a contingency recovery, offset by increased operating costs as a public company and increased income tax expense.

         Total Interest Income. Interest income increased $340,980, or 9.61%, from $3,546,418 for the nine month period ended June 30, 1995, to $3,887,398 for the nine month period ended June 30, 1996. Interest income from mortgage loans receivable decreased $11,786 due to a reduction in the mortgage loan portfolio average balance. Consumer and other loan income increased by $87,168 due to increased loan balances. Security investment income increased $189,406 due primarily to an increase in average balance of investments as the Company invested the proceeds from the Conversion. Interest on mortgage backed securities increased by $76,192 due to increased principal balances attained through purchase activities.

         Total Interest Expense. Interest expense increased $264,154, or 16.22%, for the comparative nine month periods ending June 30, 1995 and 1996. This increase was due to the increase in the average balance of deposits, particularly certificates of deposit, with higher rates paid on specific deposit products.

         Net Interest Income. Net interest income increased $76,826, or 4.01%, from $1,917,983 for the nine months ended June 30, 1995, to $1,994,809 for the nine month period ended June 30, 1996. This was due to the increased revenue from interest earned on the interest earning assets ($340,980), offset by increased deposit interest expense ($264,154), due to increased average balances. The Company's spread decreased from 3.39% to 2.98% as the cost of interest-bearing deposits increased at a faster rate than yields on interest-earning assets.

         Provision for Loan Losses. Provisions for loan losses decreased $18,959, or 83.58%, from $22,684 for the period ended June 30, 1995, to $3,725 for the period ended June 30, 1996. This decrease was due to management's assessment of the loan portfolio and market conditions. See also "Comparison of Operating Results for the Three Months Ended June 30, 1996 and 1995."

         Noninterest Income. Noninterest income increased by $138,908, or 91.69%, during the nine month period ended June 30, 1996, as compared to the same period ended June 30, 1995. This increase was primarily the result of a $81,023 contingency recovery (See "Part II - Item 1 - Legal Proceedings") and an increase of $61,348 in gains on the sale of loans due to the Association's sale of $2,135,339 of mortgage loans in December 1995. Furthermore, other fees and service charges increased $5,088, gain on sale of loans increased $2,709, and other noninterest income increased $14,921. These noninterest income increases were offset by a $31,185 decrease in gain on the sale of real estate owned. The reduction in the gain on real estate owned was due primarily to the Association recognizing a gain of $32,878 on the sale of a property in December 1994.

         Noninterest Expense. Noninterest expense increased $149,172, or 13.59%, from $1,097,542 to $1,246,714 during the comparative nine month periods ending June 30, 1995 and 1996, respectively. Compensation and employee benefits increased $85,911 due to director and employee compensation increases of $9,794 and expenses incurred through the ESOP and the MSBP of $100,511 offset by reduced benefits of $24,394. Other increases in noninterest expenses were occupancy of $7,248 and advertising of $4,353, offset by decreases in insurance premiums of $1,258, data processing of $3,410 and real estate owned expenses of $5,941 . "Other" noninterest expenses, including legal, consulting, registrar fees, filing fees, auditing and shareholder meeting expenses, increased $62,269 due to the added costs of being a public company.

         Income Tax. Income tax expense increased $8,280, or 2.07%, from $399,180 for the nine month period ended June 30, 1995, to $407,460 for the nine month period ended June 30, 1996, due to increased earnings.

                        Nonperforming and Problem Assets

         Nonperforming Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and other repossessed assets, and loans 90 days or more delinquent but on which the Association was accruing interest at the date indicated. As of the date indicated, the Association had no loans categorized as trouble debt restructuring within the meaning of SFAS 15.

                                                                         At June 30,     At September 30,
                                                                             1996             1995
                                                                      ----------------   ----------------
                                                                       (In Thousands)     (In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units ...................       $   92              $  29
  All other mortgages..............................................          208                  -
Non-mortgage loans.................................................           21                  -
                                                                          ------              -----
Total..............................................................          321                 29

Accruing loans which are contractually
  past due 90 days or more:
Mortgage loans:
  Construction loans...............................................            -                  -
  Permanent loans secured by 1-4 dwelling units....................           31                  3
  All other mortgage loans.........................................            -                  -
Non-mortgage loans:
  Consumer loans...................................................            -                 12
                                                                          ------              -----
Total..............................................................           31                 15
                                                                          ------              -----
Total non-accrual and accrual loans................................          352                 44
                                                                          ------              -----
REO (net)..........................................................            -                 30
Other non-performing assets........................................            -                  -
                                                                          ------              -----
Total non-performing assets........................................       $  352              $  74
                                                                          ======              =====

Total non-accrual and accrual loans to net loans...................         0.84%              0.10%
Total non-accrual and accrual loans to total assets................         0.51%              0.06%
Total non-performing assets to total assets........................         0.51%              0.11%

Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was $14,404 for the nine month period ended June 30, 1996. No interest income on non-accrual loans was included in income for the nine month period ended June 30, 1996.

     Classified Assets. OTS regulations provide for a classification system for problems assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

At June 30, 1996, The Association's classified assets consisted of special mention loans of $860,370, substandard loans of $1,156,289, and doubtful loans of $83,948. A $689,349 general reserve allowance was established for both classified and unclassified assets. Assets classified as "loss" totaled $209,767 with a $209,767 specific reserve established. The Association had delinquent loans of 60 days or more of $531,546.

Doubtful loans may be classified due to particular aspects of the loan; such as, delinquency, high loan-to-value ratio, poor market conditions, future employment of owner, or environmental issues. The $83,948 doubtful loans were classified for reasons other than delinquency. Therefore, these loans are not reflected as nonperforming loans in the prior table.

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Association's allowance for loan losses at the date and for the period indicated.


                                                 For The Three Months       For The Nine Months
                                                     Ended June 30,            Ended June 30,
                                                 --------------------      --------------------
                                                   1996         1995        1996        1995
                                                 --------     -------      ------     ---------
                                                    (In Thousands)            (In Thousands)

Gross loans outstanding (1) ...................   $43,242     $43,216     $43,242     $43,216
                                                  =======     =======     =======     =======
Average loans outstanding .....................   $42,892     $43,669     $43,200     $44,610
                                                  =======     =======     =======     =======

Allowance balance (at beginning of period) ....   $   880     $ 1,021     $   962     $ 1,006
                                                  -------     -------     -------     -------

Provision (credit):
  Residential (2) .............................       (17)         20         (14)         56
  Commercial real estate ......................        41          35          39          31
  Construction ................................         1          (1)         (3)         (7)
  Non-mortgage and other (including land) .....       (23)        (46)        (18)        (57)
                                                  -------     -------     -------     -------
Total Provision ...............................         2           8           4          23
                                                  -------     -------     -------     -------

Charge-offs:
  Residential (2) .............................         5           -           5           3
  Commercial real estate ......................         2           -           2           -
  Non-mortgage and other (including land) .....         -          65          85          67
                                                  -------     -------     -------     -------

Total Charge-offs .............................         7          65          92          70
                                                  -------     -------     -------     -------
Recoveries:
  Residential (2) .............................         2           -           2           3
  Commercial real estate ......................         -           -           -           1
  Non-mortgage and other (including land) .....         -           -           1           1
                                                  -------     -------     -------     -------
Total Recoveries ..............................         2           -           3           5
                                                  -------     -------     -------     -------

Allowance balance (at end of period) ..........   $   877     $   964     $   877     $   964
                                                  =======     =======     =======     =======

Allowance for loan losses as a percent of gross
  loans .......................................      2.03%       2.23%       2.03%       2.23%

Net loans charged off as a percentage of
  average loans outstanding ...................      0.02%       0.15%       0.21%       0.16%

         -------------------
         (1) Includes total loans (including loans held for sale), net of loans in process.
         (2) Includes one-to four-family and multi-family residential real estate loans.

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Association's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the date indicated.


                                                               At June 30, 1996               At September 30, 1995
                                                            -------------------------     ----------------------------
                                                            (Dollars in Thousands)           (Dollars in Thousands)

                                                                           Percent of                     Percent of
                                                                         Loans to Total                Loans to Total
                                                              Amount          Loans          Amount         Loans
                                                            ---------    --------------     --------   --------------
    At end of period allocated to:

         1-4 family residential
           (includes held for sale)...................       $   688          87.93%         $  762         83.52%
         Multi-family and commercial
           real estate................................           165           5.39%            101          9.98%
         Construction.................................             1           1.57%              4          2.53%
         Consumer and other loans.....................            23           5.11%             95          3.97%
                                                             -------         ------          ------        ------
            Total allowance...........................       $   877         100.00%         $  962        100.00%
                                                             =======         ======          ======        ======


                               Capital Compliance

         The following table sets forth the Association's capital position at June 30, 1996, as compared to the minimum regulatory capital requirements imposed on the Association by the Office of Thrift Supervision ("OTS") at that date.

                                                At June 30, 1996
                                         ----------------------------
                                                      Percentage of
                                            Amount    Adjusted Assets
                                         -----------  ---------------

                GAAP Capital: .........  $10,783,878        15.56%
                                         ===========        =====

                Tangible Capital: (1)
                  Regulatory Requirement   $ 1,037,792       1.50%
                  Actual Capital ......     10,646,424      15.39%
                                           -----------      -----
                    Excess ............    $ 9,608,632      13.89%
                                           ===========      =====

                Core Capital: (1)
                  Regulatory Requirement   $ 2,075,584       3.00%
                  Actual Capital ......     10,646,424      15.39%
                                           -----------      -----
                    Excess ............    $ 8,570,840      12.39%
                                           ===========      =====

                Risk-Based Capital: (2)
                  Regulatory Requirement   $ 2,680,545       8.00%
                  Actual Capital ......     11,068,599      33.03%
                                           -----------      -----
                    Excess ............    $ 8,388,054      25.03%
                                           ===========      =====

(1) Regulatory capital reflects modifications from GAAP capital due to valuation adjustments for available for sale securities and unallowable mortgage servicing rights.

(2) Based on risk weighted  assets of $33,506,814.

                               Liquidity Resources

         The Association is required to maintain minimum levels of liquid assets as defined by the OTS regulations. The OTS minimum required liquidity ratio is 5% and the minimum short term liquidity is 1%. At June 30, 1996, the Association's total liquidity was 26.92%. Short term liquidity at June 30, 1996, was 15.16%. The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, loan funding commitments, and repayment of borrowings, when applicable. The Association adjusts it liquidity level as appropriate to meet its asset/liability objectives.

         The primary sources of funds are deposits, amortization and prepayments of loans and mortgage-backed securities, maturity of investments, and funds provided from operations. As an alternative to supplement liquidity needs, the Association has the ability to borrow from the Federal Home Loan Bank of Des Moines. Scheduled loan amortization and maturing investment securities are a relatively predictable source of funds, however, deposit flow and loan prepayments are greatly influenced by, among other things, market interest rates, economic conditions and competition. The Association's liquidity, represented by cash, cash equivalents, securities (held to maturity and available for sale), is a product of its operating, investing, and financing activities.

         Below is a comparative chart identifying the minimum regulatory liquidity required, the Association's liquidity based on the Association's unconsolidated assets, and excess of Association liquidity over required liquidity for short term and total liquidity.

                               June 30, 1996                     June 30, 1995
                               -------------                     -------------
Short Term Liquid Assets

    Required              $   576,764       1.00%          $   580,070        1.00%
    Actual                  8,742,396      15.16%            9,037,526       15.58%
                            ---------      ------            ---------       ------
      Excess               $8,165,632      14.16%           $8,457,456       14.58%
                           ==========      ======           ==========       ======

Total Liquid Assets
    Required              $ 2,883,820       5.00%          $ 2,900,351        5.00%
    Actual                 15,528,974      26.92%           14,524,180       25.04%
                          -----------      ------          -----------       ------
      Excess              $12,645,154      21.92%          $11,623,829       20.04%
                          ===========      ======          ===========       ======

                     Impact of Inflation and Changing Prices

         The unaudited consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company's performance than do the general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

                              Key Operating Ratios

The table below sets forth certain performance ratios of the Company for the periods indicated.

                                                 At or for the Three Months     At or for the Nine Months
                                                       Ended June 30,                 Ended  June 30,
                                                 -------------------------      --------------------------
                                                  1996 (1)        1995 (1)        1996 (1)        1995 (1)
                                                 ---------      ----------      ----------       ---------
Performance Ratios:
  Return on average assets (net income
    divided by average total assets).......        1.13%           1.17%           1.20%           1.12%
  Return on average equity (net income
    divided by average equity) (2).........        6.08%           6.02%           6.16%           7.85%
  Average interest earning assets to
    average interest bearing liabilities...      124.06%         125.15%         125.04%         117.12%
  Net interest rate spread.................        2.90%           3.28%           2.98%           3.39%
  Net yield on average interest-earning
    assets.................................        3.79%           4.13%           3.90%           3.97%
  Net interest income after provision for
    loan losses to total other expenses....      154.01%         168.66%         159.71%         172.69%

Capital Ratios:
  Book value per share (2)(3)..............     $ 14.02         $ 13.35         $ 14.02         $ 13.35
  Average equity to average assets ratio
    (average equity divided by average
     total assets) (2).....................       18.60%          19.38%          19.56%          14.24%
  Stockholders' equity to assets at
    period end (2).........................       18.40%          19.56%          18.40%          19.56%


(1) The ratios for the three and nine month periods are annualized.

(2) There were no shares outstanding prior to consummation of the Company's initial public offering on March 23, 1995 in connection with the Conversion.

(3) The number of shares outstanding as of June 30, 1996 was 909,714, includes shares sold to the ESOP and purchased by the Management Stock Bonus Plan and 1,007,992 as of June 30, 1995, includes shares sold to ESOP.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         FAMCO. On April 18, 1988, the FAMCO Bankruptcy Trustee commenced with action against numerous entities, including the Association. In Re First American Mortgage Company, Inc., et al., Debtor, Case No. 85-B-1987, 85-B-2030 - 2049 and 86-B-0106, United States District Court of Maryland. In this action, the Trustee was seeking the return of loan payments made to the Association by FAMCO on account of mortgage loans on which payments had not been made from mortgagors, and on account of mortgage loans not in the possession of the Association based on theories of fraudulent conveyance and preference. On October 30, 1995, the Court issued an order approving a settlement in the amount of $65,000 between the Trustee and the Association (Adv. Pro. No. 88-0084B, Case No. 85-B-1987). The Association had previously established a $146,023 loss reserve. As a result of this settlement a contingency recovery of $81,023 was recorded as noninterest income for the quarter ended December 31, 1995.

         At December 31, 1995, the Company and the Association were not engaged in any legal proceedings of a material nature.

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Default Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Regulatory Oversight and Possible Recapture of Bad Debt Reserve. Bills have been introduced in U.S. Congress that would consolidate the OTS with the Office of the Comptroller of the Currency ("OCC"). The resulting agency would regulate all federally chartered commercial banks and thrift institutions. In the event that the OTS is consolidated with the OCC, it is possible that the thrift charter could be eliminated and all thrifts, such as the Association, could be forced to convert to commercial banks. Under present tax law, without further action by Congress, this would trigger a recapture of a thrift institution's bad debt reserve. For the Association, this would result in an expense after taxes of approximately $300,000 at September 30, 1995. Under current law and regulations, a unitary savings and loan holding company, such as the Company, which has only one thrift subsidiary that meets the qualified thrift lender ("QTL") test, such as the Association, has essentially unlimited investment authority. Legislation has also been proposed which, if enacted, would limit the non-banking related activities of the savings and loan holding company to those activities permitted for bank holding companies.

         Recent Developments - SAIF Insurance Disparity. The Association is a member of the Savings Association Insurance Fund ("SAIF") and the deposits of the Association are insured by the Federal Deposit Insurance Corporation
("FDIC"). The annual insurance premium paid by the Association, and by most other SAIF members, is currently .23% of total deposits held. Members of the Bank Insurance Fund ("BIF"), primarily commercial banks whose deposits are also insured by the FDIC currently pay insurance premiums ranging from .005% to .31%, with the majority of these institutions paying at or near the legal minimum of $2,000 a year. This premium differential creates a competitive disadvantage to SAIF members. Due to the failure of Congress to enact legislation addressing the SAIF disparity, the Association management is unable to project the future impact of delaying this issue. Management is researching alternatives to reduce this disparity between SAIF and BIF insurance premiums.

         10% Stock Repurchase.  On August 5, 1996 the Company's President Thomas
J. Leiferman announced its intention to repurchase up to 90,971 shares of the Company's stock. Mr. Leiferman said the Company has been authorized by its Board of Directors to repurchase up to 10% of its 909,714 outstanding shares of common stock between now and March 23, 1997. The Company has filed the necessary regulatory notices to initiate the repurchase program. The Company has completed two previous 5% repurchase programs.

         The repurchases will be made in open market transactions, subject to the availability of the stock, market conditions, the trading price of the stock and the Company's financial performance. Such repurchased shares will become treasury shares and will be utilized for general corporate purposes, including the issuance of shares in connection with the exercise of stock options.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - Exhibit 11 - Statement re Computation of Per Share Earnings.

         (b) Exhibits - Report on Form 8K - On April 9, 1996, the Company filed a Form 8-K announcing the adoption of a 5% stock repurchase plan.

                        MISSISSIPPI VIEW HOLDING COMPANY

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Mississippi View Holding Company


Date:       08-05-96           By: /s/ Thomas J. Leiferman
     ----------------------        -------------------------
                                   Thomas J. Leiferman
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date:       08-05-96           By: /s/ Larry D. Hartwig
     -----------------------       ---------------------
                                   Larry D. Hartwig
                                   Treasurer/Controller
                                   (Principal Accounting and Financial Officer)