Form 10KSB40
period 1996-09-30
MISSISSIPPI VIEW HOLDING CO
filed 1996-12-26
CIK 933404

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended September 30, 1996,
                                                          -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period
     from                      to                  .
          --------------------    ----------------

     Commission File No. 0-25546


                        MISSISSIPPI VIEW HOLDING COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Minnesota                                                41-1795363
---------------------------------------------         ------------------
(State or Other Jurisdiction of Incorporation         I.R.S. Employer
or Organization)                                      Identification No.

35 East Broadway, Little Falls, Minnesota                   56345
---------------------------------------------         ------------------
(Address of Principal Executive Offices                   (Zip Code)

Issuer's Telephone Number, Including Area Code:         (320) 632-5461
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                               ----

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].
           ---     ---

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[X]

        State issuer's revenues for its most recent fiscal year. $558,768

        As of December 19, 1996, there were issued and outstanding 859,714 shares of the registrant's Common Stock.

        The Registrant's voting stock trades on the Nasdaq SmallCap Market under the symbol "MIVI." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last price the registrant's Common Stock was sold on December 19, 1996, was $7,380,468 ($12.00 per share based on 615,039 shares of Common Stock outstanding).

Transition Small Business Disclosure Format (check one)
YES [ ] NO [X]
    ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 1996. (Parts I, II, and IV)

     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders. (Part III)

PART I

Item 1.  Business
-----------------

General

        Mississippi View Holding Company (the "Company") is a Minnesota corporation organized in November 1994 at the direction of Community Federal Savings and Loan Association of Little Falls (the "Association") in connection with the Association's conversion from the mutual to stock form (the "Conversion"). On March 23, 1995, the Association completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided the Association retains a specified amount of its assets in housing-related investments.

        The Association is a federally chartered stock savings and loan association. The Association's only office is located in Little Falls, Morrison County, Minnesota. The Association was founded in 1934 under the name Little Falls Federal Savings and Loan Association of Little Falls. The name of the Association was changed to Community Federal Savings and Loan Association of Little Falls in July 1977. The Association is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF"). The Association is a member of and owns capital stock in the Federal Home Loan Bank ("FHLB") of Des Moines, which is one of the 12 regional banks in the FHLB System.

        The Association attracts deposits from the general public and uses such deposits, without outside borrowings, primarily to invest in investment securities and to originate loans secured by first mortgages on owner-occupied, one- to four-family residences in its market area. To a much lesser extent, the Association also originates residential real estate construction loans and consumer loans.

        The principal sources of funds for the Association's lending activities are deposits and the amortization, repayment, and maturity of loans and investment securities. The Association does not rely on brokered deposits. Principal sources of income are interest on loans and investment securities. The Association's principal expense is interest paid on deposits.

Market Area and Competition

        The Association's primary market area consists of Morrison County, Minnesota. Morrison County has traditionally been one of the lower income areas of the state and has carried a comparatively higher unemployment rate than other areas of the state. The county has been successful in recent years in attracting new and in retaining existing businesses through the progressive activities of its County Board, Little Falls City Council, Little Falls Economic Development Authority, Morrison County Rural Finance Development Authority, and Community Development of Morrison County Corporation. Little Falls financial institutions, including the Association, have demonstrated cooperation in providing needed expertise and gap financing to facilitate the community development process. Morrison County is the home of three major recreational boat manufacturers; Larson, Crestliner, and Glastron. The financial performance and employment size of the recreational boat industry have historically been highly cyclical. Also located in Morrison County are a paper mill, a national mailing distributor, and Camp Ripley, a prominent National Guard training facility. According to the Minnesota Department of Agriculture, Morrison County is the third largest dairy producing county in the State.

        The Association encounters strong competition both in the attraction of deposits and origination of real estate and other loans. Competition comes primarily from eight commercial banks and two credit unions with offices in its market area. In addition, the Association competes with investment and mortgage banking companies that operate in the area. Due to their size, some of the Association's competitors possess greater financial and marketing resources. Based on published figures, the Association is the only thrift institution headquartered in Morrison County, Minnesota, and third largest financial institution headquartered in Morrison County, Minnesota on the basis of assets as of June 30, 1996. The Association competes for savings accounts by offering depositors competitive interest rates and a high level of personal service. Over the past four years, the Association has added low cost noninterest bearing checking accounts, safety deposit boxes, a drive-up ATM, plastic cash and check cards, and checking account overdraft protection and home equity line of credit in order to remain competitive in its market.

Lending Activities

        General. The Association's loan portfolio predominantly consists of both adjustable-rate and fixed-rate mortgage loans secured by single family residences and, to a much lesser extent, commercial mortgage and construction loans. The Association also makes consumer loans, consisting of savings account loans, second mortgages, low document 10-year first mortgages, home improvement, new and used automobiles, recreational vehicles, and unsecured loans. As of September 30, 1996, the Association's total net portfolio of loans (the "loan portfolio") was $43.2 million, of which $33.7 million, or 78%, was secured by residential real estate.

        The Association's available funds have historically exceeded the loan demand in the Association's market area. To supplement its loan originations, the Association has made purchases of loans, loan participations, and investment securities. However, since 1984, the Association has essentially discontinued the purchase of whole loans and loan participations. If loan demand remains at its present level, the Association's purchases of investment securities are likely to remain constant or increase. Because investment securities generally provide for lower returns than loans originated by the Association, the increased use of investment securities may negatively impact net income. In addition, no assurances can be given that the Association will not resume purchasing whole loans or loan participations in the future.

        Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Association's loan portfolio by type of loan on the dates indicated:

                                                             At September 30,
                                            ----------------------------------------------------
                                                       1996                           1995
                                            ------------------------     -----------------------
                                                $               %           $                %
                                            -------          ------      -------          ------
                                                           (Dollars in Thousands)

     Type of Loans:
     --------------
     Construction loans .................   $   627            1.40%     $ 1,136            2.53%
     Residential
       (includes held for sale)(1) ......    33,682           75.54       35,919           79.86
     Commercial .........................     1,417            3.18        1,269            2.82
     Other (includes land) ..............         -               -           33            0.07
     Commercial business loans ..........       351            0.79            4            0.01
     Consumer loans
       (includes held for sale):
       Low document mortgage (2) ........     1,619            3.63        2,397            5.33
       Other consumer and land ..........     6,894           15.46        4,219            9.38
                                            -------          ------      -------          ------
          Total loans ...................    44,590          100.00%      44,977          100.00%
                                                                         =======          ======
     Less:
       Loans in process .................       228                          746
       Deferred loan origination fees and
         costs ..........................       236                          222
       Allowance for loan losses ........       877                          962
                                            -------                      -------
     Total loans, net ...................   $43,249                      $43,047
                                            =======                      =======

--------------
(1)  Includes one- to four-family and multi-family residential real estate.
(2) Consists primarily of second mortgage and low documentation mortgage loans with terms of ten years or less.

        Loan Maturity Tables. The following table sets forth the maturity of the Association's loan portfolio at September 30, 1996. The table does not include prepayments of scheduled principal repayments which totalled $6.0 million and $4.6 million for the years ended September 30, 1996 and 1995, respectively. All mortgage loans are shown as maturing based on contractual maturities.

                                               Multi-Family &
                               1-4 Family        Commercial                           Commercial
                               Real Estate          Real                              Business &
                                Mortgage           Estate          Construction        Consumer            Total
                                --------           ------          ------------        --------            -----
                                                                  (In Thousands)

Non-performing............          $     31         $       -             $    -           $    17          $     48
Amounts Due:
Within 3 months...........                32                 1                551               221               805
3 months to 1 Year........                89                29                 76               413               607

After 1 year:
  1 to 3 years............               625               597                  -             1,529             2,751
  3 to 5 years............             1,015               205                  -             2,298             3,518
  5 to 10 years...........             5,776               851                  -             4,386            11,013
  10 to 20 years..........            15,077               418                  -                 -            15,495
  Over 20 years...........            10,308                45                  -                 -            10,353
                                      ------           -------             ------            ------            ------

Total due after one year..            32,801             2,116                  -             8,213            43,130
                                      ------             -----             ------             -----            ------
Total amount due..........           $32,953            $2,146           $    627            $8,864            44,590
                                      ======             =====            =======             =====
Less:

Allowance for loan losses..........................................................................               877
Undisbursed portion of mortgage loans..............................................................               228
Deferred loan fees.................................................................................               236
                                                                                                              -------
  Loan receivable, net.............................................................................           $43,249
                                                                                                               ======



        The following table sets forth the dollar amount of all loans due after September 30, 1997, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                               Floating or
                                       Fixed Rate            Adjustable Rates       Total
                                       ----------            ----------------       -----
                                                       (In Thousands)

One-to-four family..............          $ 8,428                 $24,373          $32,801
Commercial real estate..........            1,526                     590            2,116
Consumer........................            7,397                     816            8,213
                                           ------                 -------           ------
  Total.........................          $17,351                 $25,779          $43,130
                                           ======                  ======           ======

        One- to Four-Family Residential Loans. The Association's primary lending activity consists of the origination of single family residential mortgage loans secured by property located in the Association's primary market area. The Association generally originates one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property. The Association requires private mortgage insurance on loans originated at 80 to 95% of the lesser of the appraised value or selling price. Loans equal to 100% of the lesser of appraised value or selling price are offered if insured by Farmers Home Administration ("FmHA") or the Veterans Administration ("VA"). Loans with a 95 to 98% loan to value ratio are offered if insured by the U.S. Department of Housing and Urban Development ("HUD"). Loans insured by other agencies are sold on the secondary market.

        Loan   originations  are  generally   obtained  from  existing  or  past
customers, members of the local community, and referrals from realtors within the Association's lending area. Mortgage loans originated and held by the Association in its portfolio generally include due-on sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Association's consent. As of September 30, 1996, $33.4 million or 77.2% of mortgage loans consisted of one- to four-family residential loans, of which 27.4% were fixed rate loans.

        The Association primarily originates for its portfolio adjustable-rate mortgage loans with up to 30 year terms that adjust annually based upon the one-year Treasury Bill rate and fixed-rate mortgage loans with a 15 year term. The Association also originates 20 and 30 year fixed-rate mortgage loans for sale in the secondary market. The Association had limited success in originating ARMs during periods of prevailing low market interest rates. ARMs generally have a 2% cap on any change in the interest rate per year, with an overall limit of 6% on any increase or decrease over the life of the loan. Although the Association occasionally offers discounts on the interest rate on its ARMs during the first year of the mortgage loan for competitive reasons, generally it determines a borrowers ability to pay at the fully- indexed rate. The Association also offers a mortgage product that is fixed for a specified time period after which the loan converts to an adjustable rate mortgage. The rate adjusts annually and is tied to the one-year Treasury Bill. The Association offers a 3-year fixed/1-year adjustable rate mortgage.

        Adjustable-rate mortgage loans decrease the risks associated with changes in interest rates, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral, may be adversely affected by higher interest rates. These risks have not had an adverse effect on the Association to date.

        Interest rates charged on fixed rate mortgage loans are competitively priced based on market conditions and the Association's cost of funds. The origination fees for fixed rate loans were generally 1% at September 30, 1996. Generally, the Association's standard underwriting guidelines for fixed rate mortgage loans conform to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines. The Association currently sells essentially all 30-year fixed rate mortgage loans in the secondary market, servicing released. As of September 30, 1996, the Association's portfolio of loans previously originated, sold, and serviced for others totalled approximately $2.8 million.

        Multi-Family and Commercial Real Estate Loans. In order to participate in local projects that will benefit the community, the Association originates a limited number of commercial real estate and multi-family real estate loans. Commercial real estate and multi-family real estate secured loans are reviewed on a loan by loan basis and must be approved by the Association's Board of Directors. The

Association's commercial real estate loan portfolio consists of seasoned permanent loans secured by improved property such as retail stores, manufacturing facilities, and other non-residential buildings. As of September 30, 1996, the Association had multi-family and commercial real estate loans totalling $2.3 million, or 5.4% of the Association's loan portfolio of which $827,447 were secured by multi-family real estate.

        Loans secured by multi-family and commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. As of September 30, 1996, the largest permanent multi-family and commercial real estate loan was secured by a commercial property in Little Falls, Minnesota and had a balance of $581,000 and was current.

        Construction Loans. The Association primarily makes loans to construct single-family owner occupied homes which upon completion of construction convert to permanent financing. For at least the past 10 years, the Association has not made construction loans to builders for the purpose of spec homes.

        Construction loans are made to owners for construction of their primary residence on a construction/permanent basis. Construction/permanent loans to owner/borrowers have either fixed or adjustable rates and are underwritten in accordance with the same terms and requirements as the Association's permanent mortgages on existing properties except that the building contractor must meet the Association's Board approved construction lending policy. The loans generally provide for disbursement of loan proceeds in stages during a construction period of up to six months. Borrowers are required to pay accrued interest on the outstanding balance monthly during the construction phase. At September 30, 1996, there was $227,762 outstanding in construction loans to owner/borrowers with $626,900 in outstanding loans in process allocated to these projects. The Association originated $1.1 million in construction loans on one- to four-family properties during fiscal 1996.

        Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Association may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Association may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

        The Association is not engaged in any other significant loans for commercial development, land acquisition, and development of condominiums or apartment building.

        Consumer and Other Loans. The Association also offers consumer and other loans in the form of second mortgages and low document 10-year first mortgages which totalled $3.2 million and $3.9 million at September 30, 1996 and 1995, respectively, and automobile, recreational vehicle and mobile home loans, home improvement loans, home equity lines of credit, savings account loans, and commercial business loans which totalled $5.6 million and $4.2 million at September 30, 1996 and 1995, respectively. At September 30, 1996, 3.74% of total loans consisted of second mortgage loans. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. In addition, a federal thrift has lending authority above the 35% category for certain consumer loans, property improvement loans, and loans secured by savings accounts. The Association originates consumer loans in order to provide a wider range of financial services to its customers. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness, and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. The Association believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans and that consumer loans are important to its efforts to increase the interest rate sensitivity and shorten the average maturity of its loan portfolio.

        In connection with consumer loan applications, the Association verifies the borrower's income and reviews a credit bureau report. In addition, the relationship of the loan to the value of the collateral is considered and the borrower debt to income ratio must meet the Association's underwriting guidelines.

        Federal thrift institutions are permitted to make secured or unsecured loans for commercial, corporate, business, or agricultural purposes, including the issuance of letters of credit secured by real estate, business equipment, inventories, accounts receivable, and cash equivalents. The aggregate amount of such loans outstanding may not exceed 10% of such institution's assets.

        The Association offers, as consumer loans, low document fixed rate first mortgage and second mortgage loans on one- to four-family residences for a term not to exceed 10 years. Such loans are subject to an 80% combined loan to value ratio. The underwriting standards for these loans are the same as the Association's standards applicable to one- to four-family residential mortgages.

        In order to participate in local community development projects, the Association makes commercial business loans on a secured basis and generally requires collateral consisting of real estate, accounts receivable, inventory, and equipment. The Association's commercial business loans primarily consist of short term loans for equipment, working capital, business expansion, and inventory financing. The Association customarily reviews the financial statements  and income tax  returns of the  guarantors  and the  origination  of commercial business loans are approved on a loan by loan basis by the Loan Committee. As of September 30, 1996, the Association had approximately $1.5 million in outstanding commercial business loans, which represented approximately 3.45% of its loan portfolio.

        Loan Purchases. It is the current policy of the Association not to purchase loans. Although some loans that were purchased in the past still remain, the Association has not purchased any material amounts of whole loans or loan participations since 1984. In 1984, the Association purchased approximately $3.5 million in loans from a third party originator. These loans were secured by residential, multi-family, and commercial properties in various states. The originator eventually filed for bankruptcy and the Association wrote off approximately $700,000 of such loans in 1986. Approximately $72,908 of these loans remained in the Association's loan portfolio at September 30, 1996. The

Association has made reserves for these loans and does not expect any further reserves; however, no assurance can be given that additional reserves will not be required. Furthermore, the Association also purchased whole loans or participations therein throughout the country, such loans being secured by one- to four-family residential, multi-family, commercial, and land-tract development real estate. At September 30, 1996, $915,802 or 2.12% of the Association's total loan portfolio consisted of purchased loans. Although it is the current policy of the Association not to purchase whole loans or participations in loans, no assurances can be given that the Association will not purchase loans or participations therein in the future.

        Loan Approval Authority and Underwriting. Certain loan officers may approve loans on one- to four-family residences up to $50,000. The Loan Committee has the authority to approve loans on one- to four-family residences above $50,000 up to $150,000. Loans on one- to four-family residences exceeding $150,000 requires the Board of Director's approval. Certain loan officers may approve consumer loans up to $25,000 or $50,000 if secured by real estate mortgages on owner occupied residences with a loan to value of 80% or less and up to 100% of loan to value on home equity lines of credit.

        For all loans originated by the Association, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information is verified, and if necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required which currently is performed by a state certified independent appraiser designated and approved by the Board of Directors of the Association. The Association makes construction/permanent loans on individual properties. Funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion. The independent appraiser or loan officer determines the stage of completion based upon a physical inspection of the construction. The Association requires title insurance on all loans originated for sale on the secondary market. Title insurance is also required where a purchase of real estate is involved and on all fixed rate loans. Borrowers must also obtain hazard or flood insurance (for loans on property located in a flood zone) prior to closing the loan. For loans in excess of 80% of the loan to value ratio, borrowers are generally required to advance funds on a monthly basis together with each payment of principal and interest to an escrow account from which the Association makes disbursements for items such as real estate taxes and hazard insurance premiums.

        Loan Commitments. The Association issues written, formal commitments to prospective borrowers on all real estate approved loans. The commitment usually requires acceptance within 60 days of the date of issuance, however, on loans originated for sale in the secondary market, the term depends on the time remaining on the rate lock. As of September 30, 1996, the Association had $634,000 of commitments to originate mortgage loans.

        Loan Processing Fees. In addition to interest earned on loans, the Association recognizes service charges which consist primarily of loan application fees, processing fees, and late charges. The Association recognized loan processing fees of $71,000 and $76,000 for the fiscal years ended September 30, 1996 and 1995, respectively.

        Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus, calculated as the sum of the Association's core and supplementary capital included in total capital, plus the balance of the general valuation allowances for loan and lease losses not included in supplementary capital, plus investments in subsidiaries that are not included in calculating core capital, or $500,000, whichever is higher. The Association's maximum loan-to-one borrower limit was approximately $1.7 million as of September 30, 1996. At September 30, 1996, the Association's largest aggregate loans to one borrower relationship consisted of several loans secured by commercial property, business inventory, and residential real estate with a balance of $772,650 and was current.

        Loan Delinquencies. The Association's collection procedures provide that when a mortgage loan is 15 days past due, a notice of nonpayment is sent. If payment is still delinquent after 30 days, the customer will receive a letter and/or telephone call. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 90 days or more and no repayment plan is in effect, a notice of right to cure default is mailed to the customer giving 30 days to bring the account current before foreclosure is commenced.

        Loans are reviewed on a monthly basis and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

        Real estate acquired by the Association as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When foreclosed real estate is acquired, it is recorded at the fair value at the date of foreclosure. Valuations are periodically performed by management and subsequent charges to operations are taken when it is determined that the carrying value of the property exceeds the estimated net realizable value. The Association was the owner of property classified as real estate owned and other repossessed assets, with original loan balances of $15,700 that had been written down to $0.00 at September 30, 1996. See "- Classified Assets."

        The following table sets forth information regarding non-accrual loans, real estate owned, and other repossessed assets and loans, that are 90 days or more delinquent but on which the Association was accruing interest at the dates indicated. As of the dates indicated, the Association had no loans categorized as trouble debt restructuring within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15.

                                                   At September 30,
                                              ------------------------
                                                1996             1995
                                              -------          -------
                                                      (In Thousands)

Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4
    dwelling units..........................  $   --           $   29
  All other mortgage loans..................      --               --
Non-mortgage loans..........................      17               --
                                              ------           ------
Total.......................................      17               29

Accruing loans which are
contractually past due 90 days or more:
Mortgage loans:
  Construction loans                              --               --
  Permanent loans secured by 1-4
    dwelling units..........................      31                3
  All other mortgage loans..................      --               --
Non-mortgage loans:
  Consumer..................................      --               12
                                               -----            -----
Total.......................................      31               15
                                               -----            -----
Total non-accrual and accrual loans.........      48               44
Real estate owned, net......................      --               30
Other non-performing assets.................      --               --
                                               -----           ------
Total non-performing assets.................   $  48           $   74
                                               =====            =====
Total non-accrual and accrual loans
  to net loans..............................    0.11%            0.10%
Total non-accrual and accrual loans
  to total assets...........................    0.07%            0.06%
Total non-performing assets to
  total assets..............................    0.07%            0.11%


        Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was $1,148 and $1,319 for the fiscal years ended September 30, 1996 and 1995, respectively. No interest income on non-accrual loans was included in income for the fiscal years ended September 30, 1996 or 1995.

        Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.

        When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

        At September 30, 1996, the Association's classified assets consisted of special mention loans of $813,837, substandard loans of $1,070,717 and doubtful loans of $0. A $668,825 general reserve allowance was established for both classified and unclassified assets. Assets classified as "loss" totalled $223,969 with a $223,969 specific reserve established. The Association had delinquent loans of 60 days or more of $188,862.

        Doubtful loans may be classified due to particular aspects of the loan; such as, delinquency, high loan-to-value ratio, poor market conditions, future employment of owner, or environmental issues. As of September 30, 1996, no loans were classified doubtful, therefore, no doubtful loans are reflected as non-performing loans in the prior table.

        Foreclosed Real Estate. Real estate acquired by the Association as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of foreclosure less estimated costs of disposition.

        The Association records loans as in substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value, the Association can only expect repayment of the loan to come from the sale of the property and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrower, it is doubtful the borrower will be able to repay the loan in the foreseeable future. In-substance foreclosures are accounted for as real estate acquired through foreclosure, when title to the collateral has been acquired by the Association. There may be significant other expenses incurred such as attorney and other extraordinary servicing costs involved with in substance foreclosures. The Association had no in substance foreclosures at September 30, 1996. The Association holds real estate owned with a balance of $0 (net of a $15,700 loss provision) at September 30, 1996.

        Allowances for Loan Losses. It is management's policy to provide for inherent losses on loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Association's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Association's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

        Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

        Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Association's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses that may occur within the loan category because the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                               At September 30,
                                        -------------------------------------------------------------
                                                 1996                              1995
                                        ----------------------------      ---------------------------
                                                       Percent of                       Percent of
                                                        Loans to                         Loans to
                                        Amount         Total Loans        Amount        Total Loans
                                        ------         -----------        ------        -----------
                                                           (Dollars in Thousands)

At end of period allocated to:
One-to-four family residential
  (includes held for sale)........          $746            88.41%              $762          83.52%
Multi-family and commercial
  real estate.....................           102             5.07                101           9.98
Construction......................             3             1.40                  4           2.53
Consumer and other loans..........            26             5.12                 95           3.97
                                            ----         --------               ----       --------
     Total allowance..............          $877           100.00%              $962         100.00%
                                             ===           ======                ===         ======

        Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Association's allowance for loan losses at the dates and for the periods indicated:

                                                                   At September 30,
                                                              -------------------------
                                                                1996             1995
                                                              -------          -------
                                                               (Dollars in Thousands)

Gross loans outstanding(1)..................................  $44,362          $44,231
                                                               ======           ======
Average loans outstanding...................................  $43,435          $44,371
                                                               ======           ======

Allowance balances (at beginning of period).................  $   962          $ 1,006
                                                               ------           ------
Provision (credit):
  Residential(2)............................................      (54)              23
  Commercial real estate....................................       26               25
  Construction..............................................       (2)              (3)
  Non-mortgage and other (including land)...................       34              (25)
                                                              -------          -------
Total provision.............................................        4               20
                                                              -------          -------

Charge-offs:
  Residential(2)............................................        5                2
  Commercial real estate....................................        2                -
  Non-mortgage and other (including land)...................       85               67
                                                              -------          -------
Total Charge-offs...........................................       92               69
                                                              -------          -------

Recoveries:
  Residential(2)............................................        2                3
  Commercial real estate....................................        -                1
  Non-mortgage and other (including land)...................        1                1
                                                              -------          -------
Total Recoveries............................................        3                5
                                                              -------          -------

Allowance balance (at end of period)........................  $   877         $    962
                                                               ======           ======
Allowance for loan losses as a percent of gross loans.......     1.98%            2.17%
Net loans charged off as a part of average loans outstanding     0.21%            0.16%

------------------------

(1) Includes total loans (including loans held for sale), net of loans in process.
(2) Includes one- to four-family and multi-family residential real estate loans.

        Interest Bearing Accounts Held at Other Financial Institutions. As of September 30, 1996, the Association held $3.6 million in insured interest bearing deposits in other financial institutions and $2.8 million at the FHLB of Des Moines. The Association maintains these accounts in order to maintain liquidity and improve the interest-rate sensitivity of its assets.

Investment Portfolio

        Mortgage-backed and Related Securities. To supplement lending activities, the Association invests in residential mortgage-backed securities. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.

        The mortgage-backed securities portfolio as of September 30, 1996 consisted primarily of certificates issued by the FHLMC. To a lesser extent, the mortgage-backed securities portfolio also contains certificates issued by FNMA and the Government National Mortgage Association ("GNMA"). As of September 30, 1996, the carrying value of mortgage-backed securities totalled $4.9 million, or 6.94% of total assets. The market value of such securities totalled approximately $4.9 million at September 30, 1996.

        Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Association. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, Fannie Mae, and GNMA.

        Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate mortgages or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC, Fannie Mae, and GNMA make up a majority of the pass-through certificates market.

        Investment Activities. The Association is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. See "-
Regulation - Federal Home Loan Bank System." The Association has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Association's loan origination and other activities. As of September 30, 1996, the Association had an investment portfolio of approximately $17.3 million, consisting primarily of U.S. government agency obligations, certificates of deposit at other institutions, and FHLB stock, as permitted by OTS regulations. The Association has found its level of investment securities has increased in recent years as a result of repayments and prepayments on loans and mortgage-backed securities exceeding loan demand. The market value of investments at September 30, 1996 was $17.3 million which is substantially equivalent to its carrying value. The Association anticipates having the ability to fund all of its investing activities from funds held on deposit at the FHLB of Des Moines. The Association will continue to seek high quality investments with short to intermediate maturities and duration from one to three years.

        Investment Portfolio. The following table sets forth the carrying value of the Association's investment securities portfolio, short-term investments, and FHLB stock at the dates indicated.

                                                                        September 30,
                                                               ------------------------------
                                                                   1996               1995
                                                               ----------          ----------
                                                                   (In Thousands)
Investment Securities:
  U.S. Government Securities Held to Maturity........           $      -            $   499
  U.S. Government Securities Available for Sale......              2,499              1,011
  U.S. Agency Securities Held to Maturity............              1,750              5,674
  U.S. Agency Securities Available for Sale..........              7,836              2,478
  Certificates of Deposit............................              4,065              6,064
  Mutual Fund........................................                 87                 82
  FHLMC Stock........................................                436                299
  FHLB Stock.........................................                651                638
                                                                  ------             ------
    Total Investment Securities......................             17,324             16,745
Mortgage-backed Securities Held to Maturity..........              3,479              4,125
Mortgage-backed Securities Available for Sale........              1,377                625
Interest Bearing Deposits(1).........................              2,266              2,600
                                                                  ------             ------
  Total Investments..................................            $24,446            $24,095
                                                                  ======             ======



---------------
(1) Consisted of FHLB demand deposits and daily time deposits, considered cash equivalents.

        Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields, and maturities of the Association's investment securities portfolio at September 30, 1996.

                                                                     As of September 30, 1996
                               -----------------------------------------------------------------------------------------------------
                                   One Year or Less           One to Five Years         Five to Ten Years       More than Ten Years
                                Carrying       Average     Carrying      Average     Carrying      Average    Carrying       Average
                                  Value         Yield        Value        Yield        Value        Yield       Value         Yield
                               -----------   ----------   -----------  -----------  -----------  ----------- -----------   ---------
                                                                                      (Dollars in Thousands)

U.S. government obligations
  held to maturity...........      $     -        -%      $     -            -%     $     -            -%     $     -            -%
U. S. government obligations
  available for sale.........        1,506     6.40           992         5.45            -            -            -            -
U.S. agency obligations
  held to maturity...........        1,250     5.58           500         7.01            -            -            -            -
U.S. agency obligations
  available for sale.........        2,989     4.86         4,424         6.06            -            -          423         6.91
Other Securities(1)..........        6,418     5.56             -            -            -            -            -            -
FHLB stock(2)................          N/A      N/A           N/A          N/A          N/A          N/A          N/A          N/A
FHLMC stock,

  available for sale(3)......          N/A      N/A           N/A          N/A          N/A          N/A          N/A          N/A
Mortgage-backed securities

  held to maturity...........            -        -         1,326         6.76          673         8.05        1,480         8,83
Mortgage-backed securities

  available for sale.........            -        -           932         6.48            -            -          446         7.91
                                    ------      ---         -----         ----      -------          ---       ------         ----
  Total......................      $12,163     5.50%       $8,174         6.21%     $   673         8.05%      $2,349         8.31%
                                    ======     ====         =====         ====       ======         ====        =====         ====


                                    As of September 30, 1996
                               ----------------------------------
                                    Total Investment Securities
                                 Carrying      Average     Market
                                   Value        Yield       Value
                                ----------   ----------  --------
                                       (Dollars in Thousands)

U.S. government obligations
  held to maturity...........      $     -        -%      $     -
U. S. government obligations
  available for sale.........        2,498     6.02         2,498
U.S. agency obligations
  held to maturity...........        1,750     5.99         1,748
U.S. agency obligations
  available for sale.........        7,836     5.65         7,836
Other Securities(1)..........        6,418     5.56         6,418
FHLB stock(2)................          651     7.25           651
FHLMC stock,

  available for sale(3)......          436        -           436
Mortgage-backed securities

  held to maturity...........        3,479     7.89         3,508
Mortgage-backed securities

  available for sale.........        1,378     6.95         1,378
                                   -------     ----        ------
  Total......................      $24,446     6.02%      $24,473
                                    ======     ====        ======



(1)     Consists of Certificates of Deposit and other interest bearing deposits.
(2)     As of September 30, 1996, FHLB stock paid a return of 7.25%.
(3)     FHLMC stock noninterest earning - market value only.

Sources of Funds

        General. Deposits are the major external source of the Association's funds for lending and other investment purposes. The Association derives funds from the amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Association also has the ability to obtain advances from the FHLB of Des Moines as a source of funds.

        Deposits. Consumer and commercial deposits are attracted principally from within the Association's primary market area through the offering of a broad selection of deposit instruments including regular savings, demand and NOW accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors.

        Regular savings accounts, money market accounts, and NOW accounts constituted $18.6 million, or 32.8% of the Association's deposit portfolio at September 30, 1996. Certificates of deposit constituted $38.0 million or 67.2% of the deposit portfolio. As of September 30, 1996, the Association had no brokered deposits.

        Jumbo Certificate Accounts. The following table indicates the amount of the Association's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1996.

                                                          Certificates
                                                           of Deposits
                                                           -----------
                                                         (In Thousands)

Maturity Period
---------------

Within three months.......................................  $   738
Three through six months..................................      303
Six through twelve months.................................      892
Over twelve months........................................      501
                                                            -------
  Total...................................................  $ 2,434
                                                             ======




Borrowings

        Deposits are the primary source of funds of the Association's lending and investment activities and for its general business purposes. The Association may obtain advances from the FHLB of Des Moines to supplement its supply of lendable funds. Advances from the FHLB of Des Moines are typically secured by a pledge of the Association's stock in the FHLB of Des Moines and a portion of the Association's first mortgage loans and certain other assets. The Association, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. As of September 30, 1996, the Association had no advances outstanding from the FHLB of Des Moines. As of September 30, 1996, the Association had no other borrowings.

Subsidiary Activity

        The Company has one wholly-owned subsidiary, the Association. The Association is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of September 30, 1996, the Association was authorized to invest up to approximately $1.4 million in the stock of, or loans to, service corporations (based upon the 2% limitation). At September 30, 1996, the Association had no subsidiaries.

Personnel

        As of September 30, 1996, the Association had 19 full-time and 3 part-time employees. None of the Association's employees are represented by a collective bargaining group.

Regulation

        Set forth below is a brief description of certain laws that relate to the regulation of the Company and the Association. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

        General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Association and not for the benefit of stockholders of the Company.

        Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Association satisfies the Qualified Thrift Lender ("QTL") test or meets the definition of domestic building and loan association pursuant to section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Association or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. See "- Regulation of the Association Qualified Thrift Lender Test."

        Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

        Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution without prior OTS approval.

        Federal Securities Law. The Company is subject to filing and reporting requirements by virtue of having its common stock registered under the Securities Exchange Act of 1934. Furthermore, company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Regulation of the Association

        General. As a federally chartered, SAIF-insured savings association, the Association is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Association is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

        The  OTS,  in  conjunction  with  the  FDIC,   regularly   examines  the
Association and prepares reports for the consideration of the Association's Board of Directors on any deficiencies that are found in the Association's operations. The Association's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Association's mortgage documents.

        The Association must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on the Company, the Association, and their operations.

        Insurance of Deposit Accounts. The Association's deposit accounts are insured by the SAIF to the maximum of $100,000 permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

        The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of September 30, 1996, SAIF members paid within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of

1996 (the "Act"), the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on the Association's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, the Association paid a special assessment of $362,557 on November 27, 1996 to recapitalize the SAIF. This expense was recognized during the fourth quarter of fiscal 1996. The FDIC is expected to lower the premium for deposit insurance to a level necessary to maintain the SAIF at its required reserve level; however, the range of premiums has not been determined at this time.

        Pursuant to the Act, the Association will pay, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry. Member of the Bank Insurance Fund ("BIF"), by contrast, will pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Based on total deposits as of September 30, 1996, had the Act been in effect, the Association's Fico Bond premium would have been approximately $36,200 in addition to its normal deposit insurance premium. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

        Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

        Savings associations with a greater than "normal" level of interest rate exposure will, in the future, be subject to a deduction for an interest rate risk ("IRR") component from capital for purposes of calculating their risk-based capital requirement.

        As shown below, the Association's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of September 30, 1996:



                                                                 Percent of
                                                                  Adjusted
                                                  Amount           Assets
                                                  ------           ------
                                                  (Dollars in Thousands)

GAAP Capital:                                 $10,642,889             15.21%
                                               ==========             =====

Tangible Capital:(1)
Regulatory requirement......................  $ 1,046,236              1.50%
Actual capital..............................   10,404,144             14.92
                                               ----------            ------
  Excess....................................  $ 9,357,908             13.42%
                                               ==========            ======

Core Capital:(1)
Regulatory requirement......................  $ 2,092,472              3.00%
Actual capital..............................   10,404,144             14.92
                                               ----------            ------
  Excess....................................  $ 8,311,672             11.92%
                                               ==========            ======

Risk-Based Capital:(2)
Regulatory requirement......................  $ 2,732,548              8.00%
Actual capital..............................   10,834,091             30.72
                                               ----------            ------
  Excess....................................  $ 8,101,543             23.72%
                                               ==========            ======

(1) Regulatory capital reflects modifications from GAAP capital due to valuation adjustments for available for sale securities and unallowable mortgage servicing rights.
(2)     Based on risk weighted assets of $34,156,849.

        Net Portfolio Value. The OTS requires the computation of amounts by which the net present value of an institution's cash flows from assets, liabilities, and off balance sheet items (the institution's net portfolio value, or "NPV") would change in the event of assumed changes in market interest rates.

        An institution's IRR is measured as the change to its NPV as a result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to deduct from its capital 50% of that excess change. However, the Association is exempt from this rule. The rule provides that the OTS will calculate the IRR component quarterly for each institution.

        The following table presents the Association's NPV at September 30, 1996, as calculated by the OTS and based on OTS assumptions utilizing data provided to the OTS by the Association.

                                                       Percent of                       Change in
   Change Interest        Estimated      Amount of      Estimated         NPV         NPV Ratio (4)
 Rates (basis points)        NPV         Change(1)       NPV(2)        Ratio(3)      (basis points)
 --------------------        ---         ---------       ------        --------      --------------

         +400              $ 9,779       $-2,585            -21%         14.34%            -290
         +300               10,597        -1,767            -14          15.30             -193
         +200               11,339        -1,025             -8          16.15             -109
         +100               11,942          -422             -3          16.80              -43
          -                 12,364                                       17.24
         -100               12,602           238             +2          17.45              +21
         -200               12,710           345             +3          17.51              +27
         -300               13,052           687             +6          17.83              +59
         -400               13,515         1,151             +9          18.27             +104

-----------------
(1) Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(2) Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(3)     Calculated as the estimated NPV divided by average total assets.
(4) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

                                                    At September 30,        At September 30,
                                                         1996                    1995
                                                    ----------------        ----------------
*** Risk Measures: 200 bp rate shock ***

Pre-Shock NPV Ratio: NPV as % of PV of Assets........  17.24%                   16.93%
Exposure Measure: Post-Shock NPV Ratio...............  16.15                    16.51
Sensitivity Measure: Change in NPV Ratio.............   -109 bp                   -42 bp

*** Calculation of Capital Component ***

Change in NPV as % of PV of Assets...................  -1.43%                    -.67%
Interest Rate Risk Capital Component ($000)..........     --                       --


        Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Association may undertake in response to changes in interest rates.

        Although the Association is not subject to the IRR component reduction discussed above, the Association is still subject to interest rate risk and, as can be seen above, rising interest rates will reduce the Association's NPV. The OTS has the authority to require otherwise exempt institutions to comply with the rule concerning interest rate risk.

        Dividend and Other Capital Distribution Limitations. OTS regulations require the Association to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Association may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Association below the amount required for the liquidation account to be established pursuant to the Association's plan of conversion.

        OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. At September 30, 1996, the Association was a Tier 1 institution. In the event the Association's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

        Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (not meet any one of its minimum regulatory capital requirements).

        Qualified Thrift Lender Test. Savings institutions must meet either the QTL test pursuant to OTS regulations or the definition of a domestic building and loan association in section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Association maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB of Des Moines. The required percentage of investments under the QTL test is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. As of September 30, 1996, the Association was in compliance with its QTL requirement and met the definition of a domestic building and loan association. There can be no assurance that the Association will continue to meet the QTL requirements or the definition of a domestic building and loan association in future periods.

        Loans-to-One Borrower.  See "Business - Loans-to-One Borrower."

        Transactions With Affiliates. Generally, restrictions on transactions with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the Association as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of the Association's capital; collateral in specified amounts must usually be provided by affiliates to receive loans from the Association. Affiliates of the Association include the Company and any company which would be under common control with the Association.

In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

        Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At September 30, 1996, the Association's required liquid asset ratio was 5%. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

        Federal Home Loan Bank System. The Association is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

        As a member, the Association is required to purchase and maintain stock in the FHLB of Des Moines in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1996, the Association had $650,700 in FHLB stock, which was in compliance with this requirement.

        Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1996, the Association was in compliance with these requirements.

Item  2.  Description of Property
---------------------------------

        (a) Properties.

        The Company owns no real property but utilizes the office owned by the Association. The Association owns and operates from its office located at 35 East Broadway, Little Falls, Minnesota 56345. The Association has a total investment in office property and equipment of $1.35 million with a net book value of $788,846 at September 30, 1996.

        (b) Investment Policies.

        See "Item 1. Business" above for a general description of the Association's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. All of the Association's investment policies are reviewed and approved by the Board of Directors of the Association, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. The Association's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

        (1) Investments in Real Estate or Interests in Real Estate. See "Item 1.
Business  -  Lending   Activities,"  "Item  1.  Business  -  Regulation  of  the
Association," and "Item 2. Description of Property.

(a) Properties" above.

        (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities" and "Item 1. Business - Regulation of the Association."

        (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities," "Item 1. Business - Regulation of the Association," and "Item 1. Business - Subsidiary Activity."

        (c)  Description of Real Estate and Operating Data.

        Not Applicable.

Item  3.  Legal Proceedings
---------------------------

        The Company, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Association holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Company. In the opinion of management, no material loss is expected from any of such pending claims or lawsuits.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

        No matters were submitted to stockholders for a vote during the quarter ended September 30, 1996.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
         Matters
         -------

        The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1996 (the "Annual Report"), is incorporated herein by reference.

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

        Except as set forth below, the required information is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and is incorporated herein by reference.

Rate/Volume Analysis

        The table below sets forth certain information regarding changes in interest income and interest expense of the Association for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume); (iii) changes in rate-volume (changes in rate multiplied by the change in average volume).


                                                            Year Ended September 30,
                               ----------------------------------------------------------------------------------
                                        1996     vs.     1995                       1995     vs.     1994
                               --------------------------------------      --------------------------------------
                                         Increase (Decrease)                         Increase (Decrease)
                                               Due to                                      Due to
                               --------------------------------------      --------------------------------------
                                                      Rate/                                       Rate/
                               Volume      Rate      Volume       Net      Volume      Rate      Volume       Net
                               ------      ----      ------       ---      ------      ----      ------       ---
                                                             (Dollars in Thousands)
Interest income:
 Loans receivable(1).......       $ (76)      $173      $  (4)      $ 93     $ (78)       $382      $ (9)      $295
 Mortgage-backed securities         123        (41)       (18)        64        (3)        (14)       --        (17)
 Investment securities.....          92         50          6        148       182          86        30        298
 Other interest-earning assets       64        (19)        (4)        41       (16)         84       (14)        54
                                    ---        ---        ---        ---       ---         ---       ---        ---
  Total interest-earning assets     203        163        (20)       346        85         538         7        630
                                    ---        ---        ---        ---       ---         ---       ---        ---

Interest expense:
 Savings accounts..........          (3)       301         --        298      (100)        282       (14)       168
 Other liabilities.........          --         --         --         --        --          --        --         --
                                   ----      -----       ----        ---      ----       -----      ----        ---
   Total interest-bearing

    liabilities............          (3)       301         --        298      (100)        282       (14)       168
                                  -----       ----       ----        ---      ----        ----       ---        ---

Net change in interest income     $ 206      $(138)     $ (20)      $ 48     $ 185       $ 256     $  21       $462
                                   ====       ====       ====        ===      ====        ====      ====        ===


---------------------
(1)  Loans are net of undisbursed commitments.

Item  7.  Financial Statements
------------------------------

        The Company's consolidated financial statements required herein are contained in the Annual Report and are incorporated herein by reference.

        Quarter results of operations on page 14 of the 1996 annual report to stockholders is hereby incorporated by reference.

Item 8.  Changes  in  and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

     Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
        with Section 16(b) of the Exchange Act
        --------------------------------------

        The information contained under the sections captioned "Filing of Beneficial Ownership Reports" and "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

        The information contained under the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

        (a)    Security Ownership of Certain Beneficial Owners

               Information  required  by this  item is  incorporated  herein  by
               reference  to  the  section  captioned  "Voting   Securities  and
               Principal Holders Thereof" in the Proxy Statement.

        (b)    Security Ownership of Management

               Information required by this item is incorporated herein by reference to the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

        (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

        The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

(a) Exhibits are either attached as part of this Report or incorporated herein by reference.

          3.1   Articles of Incorporation of Mississippi View Holding Company*

          3.2   Bylaws of Mississippi View Holding Company*

         10.1   Employment contract with Thomas J. Leiferman*

         10.2   Management Stock Bonus Plans**

         10.3  1995 Stock Option Plan**

         11 Statement regarding computation of earnings per share (see Note 1 to the Notes to Consolidated Financial Statements in the Annual Report)

         13 Annual Report to Stockholders for the fiscal year ended September 30, 1996.

         21 Subsidiaries of the Registrant (see information contained herein under "Business - Subsidiary Activity").

         23    Consent of Bertram Cooper & Co., LLP

         99    Financial Data Schedule***

 (b)           Reports on Form 8-K.

               None.


-------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-86820) declared effective by the SEC on February 9, 1995.
** Incorporated by reference to the Registrant's proxy statement for the special meeting of stockholders held on September 27, 1995 and filed with the SEC on August 17, 1995 (File No. 0-25546)
***     Only in electronic filing.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MISSISSIPPI VIEW HOLDING COMPANY

Dated:  December 19, 1996   By: /s/Thomas J. Leiferman
                                ----------------------
                                Thomas J. Leiferman
                                President, Chief Executive Officer, and Director (Duly Authorized Representative)

        Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/Thomas J. Leiferman                          By:
     ----------------------                              -----------------------
     Thomas J. Leiferman                                 Andrew P. Revering
     President, Chief Executive Officer, and Director    Chairman of the Board
     (Principal Executive Officer)

Date: December 19, 1996                              Date: December 19, 1996


By:  /s/Neil Adamek                                  By: /s/Wallace R. Mattock
     ----------------------                              -----------------------
     Neil Adamek                                         Wallace R. Mattock
     Director                                            Director

Date: December 19, 1996                              Date: December 19, 1996


By:  /s/Gerald Peterson                              By: /s/Peter Vogel
     ----------------------                              -----------------------
     Gerald Peterson                                     Peter Vogel
     Director                                            Director

Date: December 19, 1996                            Date: December 19, 1996


By:  /s/Larry D. Hartwig
     ----------------------
     Larry D. Hartwig
     Treasurer/Comptroller (Principal
     Financial and Accounting Officer)

Date: December 19, 1996