Form 10QSB
period 1996-12-31
MISSISSIPPI VIEW HOLDING CO
filed 1997-02-12
CIK 933404

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                      OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                                  EXCHANGE ACT

                        For the transition period from___________ to ___________

                           Commission File No. 0-25546

                        Mississippi View Holding Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Minnesota                                            41-1795363
-------------------------------------------------------------------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or jurisdiction)                       Identification No.)

              35 East Broadway, Little Falls, Minnesota 56345-3093
              ----------------------------------------------------
                    (address of principal executive offices)

                                 (320) 632-5461
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    X      No
                                                               -----  ------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                  Class: Common Stock, par value $.10 per share
                 Outstanding shares at February 7, 1997: 818,743

                       MISSISSIPPI VIEW HOLDING COMPANY

                             INDEX TO FORM 10-QSB
                                                                            Page
                                                                            ----
 PART I.  FINANCIAL INFORMATION
 ------   ---------------------

 Item 1.  Financial Statements

          Consolidated statements of Financial Condition at December 31,
          1996 (unaudited) and September 30, 1996 (audited)                   2

          Consolidated Statements of Income for the three
          months ended December 31, 1996 and 1995 (unaudited)                 3

          Consolidated Statements of Cash Flows for the three months
          ended December 31, 1996 and 1995 (unaudited)                        4

          Notes to Condensed Consolidated Financial
          Statements (unaudited)                                              6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7

          Non-Performing and Problem Assets                                  10

          Capital Compliance                                                 11

          Liquidity Resources                                                12

          Key Operating Ratios                                               13

 PART II. OTHER INFORMATION
 -------  -----------------

 Item 1.  Legal Proceedings                                                  14

 Item 2.  Changes in Securities                                              14

 Item 3.  Default Upon Senior Securities                                     14

 Item 4.  Submission of Matters to a Vote of Security Holders                14

 Item 5.  Other Information                                                  14

 Item 6.  Exhibits and Reports on Form 8-K                                   14

 SIGNATURES

 EXHIBITS

                 MISSISSIPPI VIEW HOLDING COMPANY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                   December       September
                                                                      31,            30,
                                                                     1996           1996
                                                                  -----------     ----------
                        ASSETS                                    (Unaudited)     (Audited)
                        ------                                    -----------     ----------
Cash and cash equivalents:
  Cash and due from banks ....................................  $    213,244   $    317,777
  Interest bearing deposits with banks .......................     2,684,660      2,265,877
Securities available for sale, at fair value .................    12,700,706     12,235,145
Securities held to maturity, at amortized cost ...............     8,330,501      9,294,092
FHLB Stock, at cost ..........................................       650,700        650,700
Loans held for sale ..........................................        57,966        178,663
Loans receivable, net of allowance for loan losses of
  $876,794 in 1997 and $877,094 in 1996 ......................    43,799,358     43,070,281
Accrued interest receivable ..................................       476,879        450,327
Premises and equipment, net of depreciation ..................       780,160        788,846
Foreclosed real estate (net of allowance for losses
  of $15,700 for 1997 and $15,700 for 1996) ..................            --             --
Deferred tax asset (net of valuation allowance) ..............            --        163,903
Other assets .................................................       634,613        595,208
                                                                ------------   ------------
      Total Assets ...........................................  $ 70,328,787   $ 70,010,819
                                                                ============   ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Liabilities:
  Demand deposits ............................................  $  4,257,629   $  4,471,137
  Savings deposits ...........................................    14,548,431     14,087,832
  Time deposits ..............................................    37,536,245     37,972,225
                                                                ------------   ------------
      Total deposits                                              56,342,305     56,531,194

   Advances from borrowers for taxes and insurance ...........        50,376        138,530
   Deferred tax liability ....................................       431,125             --
   Other liabilities..........................................       469,803        900,850
                                                                ------------   ------------
      Total Liabilities.......................................    57,293,609     57,570,574

Commitments and contingencies

Stockholders' equity:
   Serial Preferred Stock, no par value; 5,000,000
    shares authorized, no shares issued ......................            --             --
   Common Stock, $.10 par value, 10,000,000 shares
    authorized; 1,007,992 shares issued; 757,190 and
    776,713 outstanding ......................................       100,799        100,799
   Paid in Capital............................................     7,517,901      7,510,397
   Treasury Stock (153,278 and 130,278 shares), at cost.......    (1,811,689)    (1,536,689)
   Retained Earnings, substantially restricted................     7,289,911      7,116,646
   Unearned ESOP shares (64,511 and 66,527 shares) at cost ...      (552,378)      (566,736)
   Unearned Management Stock Bonus Plan shares (33,013 and
    34,474 shares), at cost...................................      (371,703)      (387,412)
   Net unrealized gain/(loss) on available for sale securities       862,337        203,240
                                                                ------------   ------------
            Total Stockholders' Equity........................    13,035,178     12,440,245
                                                                ------------   ------------
            Total Liabilities and Stockholders' Equity .......  $ 70,328,787   $ 70,010,819
                                                                =============  ============

                 See Notes to consolidated financial statements.

                        MISSISSIPPI VIEW HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                            For the Three Months
                                             Ended December 31,
                                            --------------------
                                             1996         1995
                                            -------     --------
Interest Income:
 Loans receivable .....................   $  942,489   $  939,475
 Securities available for sale ........      162,547       74,096
 Securities held to maturity ..........      187,901      293,227
                                          ----------   ----------
   Total interest income ..............    1,292,937    1,306,798

Interest Expense:
 Demand deposits ......................        9,973        9,525
 Savings deposits .....................       94,223       77,033
 Time deposits ........................      530,099      535,522
                                          ----------   ----------
   Total interest expense .............      634,295      622,080
                                          ----------   ----------

  Net interest income .................      658,642      684,718

  Provision for loan losses ...........           --          --
                                          ----------   ----------

      Net interest income after
        provision for loan loss .......      658,642      684,718

Noninterest Income:
  Other fees and service charges ......       22,175        2,246
  Gain on sale of loans ...............        2,246       59,897
  Net gain on sale of real estate owned           --        1,186
  Contingency recovery ................           --       81,023
  Other ...............................       13,096       14,267
                                          ----------   ----------
     Total noninterest income                 37,517      158,619

Noninterest Expense:
  Compensation and employee benefits ..      225,574      230,904
  Occupancy ...........................       21,933       19,716
  Deposit insurance premium ...........       38,185       37,456
  Data processing .....................       21,402       18,788
  Advertising .........................        8,086        7,970
  Real estate owned expense, net ......          346        2,810
  Other ...............................      123,294       94,266
                                          ----------   ----------
          Total noninterest expense ...      438,820      411,910
                                          ----------   ----------

Income before income taxes ............      257,339      431,427

Income tax expense ....................       84,074      173,819
                                          ----------   ----------

Net income ............................   $  173,265   $  257,608
                                          ==========   ==========

Dividends Declared Per Share ..........   $       --   $       --
                                          ==========   ==========

Primary Earnings Per Share ............   $     0.22   $     0.29
                                          ==========   ==========


                 See Notes to consolidated financial statements.

                MISSISSIPPI VIEW HOLDING COMPANY AND SUBSIDIARY
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      For the Three Months Ended
                                                                             December 31,
                                                                      ---------------------------
                                                                          1996          1995
                                                                      -----------    ------------
OPERATING ACTIVITIES
      Interest received on loans and investments ..................  $ 1,256,833   $ 1,264,318
      Interest paid ...............................................     (634,127)     (622,300)
      Other fees, commissions, and interest received ..............       61,506        57,174
      Cash paid to suppliers, employees and others ................     (781,205)     (353,926)
      Contributions to charities ..................................       (3,749)       (1,579)
      Income taxes paid ...........................................         --        (228,360)
      Loans originated for sale ...................................     (170,400)     (265,140)
      Proceeds from sale of loans .................................      231,391       325,656
           Net cash provided by (used in) operating activities ....      (39,751)      175,843

INVESTING ACTIVITIES
      Loans originations and principal payment on loans, net ......     (677,459)     (110,282)
      Proceeds from maturities of:
        Debt securities held to maturity ..........................    1,792,000     2,668,346
        Securities available for sale .............................      468,306            --
        Mortgage-backed securities held to maturity ...............      159,990       214,794
        Mortgage-backed securities available for sale .............      164,554         1,837
      Proceeds from sale of:
        Real estate ...............................................           --         1,186
      Purchase of:
        Debt securities held to maturity ..........................     (988,000)     (693,000)
        Securities available for sale .............................           --    (1,037,498)
        Mortgage-backed securities held to maturity ...............           --      (327,531)
        Equipment and property improvements .......................      (12,266)       (1,504)
        Net cash provided by (used in) investing activities .......      907,125       716,348

FINANCING ACTIVITIES
      Net increase (decrease) in demand accounts, passbook accounts
         and certificates of deposit accounts .....................     (189,058)     (817,186)
      Net increase (decrease) in mortgage escrow funds ............      (88,154)     (109,536)
      Acquisition of treasury stock ...............................     (275,000)           --
      Net increase (decrease) in unearned MSBP shares .............         (912)     (458,628)
        Net cash provided by (used in) financing activities .......     (553,124)   (1,385,350)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................      314,250      (493,159)
CASH AND CASH EQUIVALENTS - Beginning of year .....................    2,583,654     2,837,070
CASH AND CASH EQUIVALENTS - End of period .........................  $ 2,897,904   $ 2,343,911


                See Notes to consolidated financial statements.

                        MISSISSIPPI VIEW HOLDING COMPANY
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                          For the Three Months Ended
                                                                                 December 31,
                                                                          --------------------------
                                                                              1996        1995
                                                                          -----------  -------------
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
Net Income ............................................................. $  173,265  $  257,608
Adjustments:
  Depreciation .........................................................     20,951      20,943
  Federal Home Loan Bank stock dividends ...............................       --       (12,800)
  Non-cash dividends ...................................................     (1,319)     (1,286)
  ESOP fair value adjustment ...........................................      4,451       4,613
  Amortization of ESOP compensation ....................................     14,359      23,016
  Amortization of MSBP compensation ....................................     16,622      16,622
  Tax benefit of MSBP vesting activities ...............................      3,052        --
  Net amortization and accretion of premiums and discounts on securities        993         762
  Net (gains) on sale of real estate owned .............................       --        (1,186)
  Net loan fees deferred and amortized .................................     10,334      (4,077)
  Net mortgage loan servicing fees deferred and amortized ..............        363     (12,700)
  Contingency recovery .................................................       --       (81,023)
  (Increase) decrease in:
     Loans held for sale ...............................................     58,745      57,974
     Accrued interest receivable .......................................    (26,552)    (10,217)
     Tax refund receivable .............................................    (71,640)       --
     Deferred tax assets ...............................................    163,903      14,056
     Other assets ......................................................     31,873      14,339
  Increase (decrease) in:
  Accrued interest payable .............................................        168        (220)
  Accrued income taxes .................................................     (8,272)    (73,210)
  Other liabilities ....................................................   (431,047)    (37,371)
                                                                         ----------  ----------
  Net cash provided by operating activities ............................ $  (39,751) $  175,843
                                                                         ==========  ==========


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Refinancing of sales of real estate owned .............................. $       --  $   13,800

Non cash dividends ..................................................... $    1,319  $    1,286

Federal Home Loan Bank stock dividend .................................. $       --  $   12,800

Transfer of debt securities to available for sale from securities
   held to maturity .................................................... $       --  $2,449,446

Transfer of loans to held for sale from loans for portfolio ............ $       --  $2,135,339

Contingency Recovery ................................................... $       --  $   81,023


                 See Notes to consolidated financial statements.

                 MISSISSIPPI VIEW HOLDING COMPANY AND SUBSIDIARY


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 (Unaudited)


     Note 1: PRINCIPLES OF CONSOLIDATION The unaudited consolidated financial statements as of and for the three month period ended December 31, 1996, include the accounts of Mississippi View Holding Company (the "Company") and its wholly owned subsidiary Community Federal Savings & Loan Association of Little Falls (the "Association"). All significant intercompany accounts and transactions have been eliminated in consolidation.


     Note 2: BASIS OF PRESENTATION General: The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions per Form 10-QSB. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read with the fiscal 1996 consolidated financial statements and notes of Mississippi View Holding Company and Subsidiary included in their annual audit report for the year ended September 30, 1996.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three month period ended December 31, 1996, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

     Reclassification: Certain items previously reported have been reclassified to conform with the current period's reporting format.

         Management's Discussion and Analysis of Financial Condition for September 30, 1996 and December 31, 1996


     General. Total assets of Mississippi View Holding Company, (the "Company") increased by $317,968 from September 30, 1996, to December 31, 1996. The asset growth was the net result of increased loans receivable of $608,380 and increased cash equivalents of $314,250 offset by reduced securities of $498,030 and reduced tax deferred assets of $163,903.

     Cash and Cash Equivalents. Cash and cash equivalents consisting of interest-bearing and noninterest bearing deposits, increased $314,250. Liquidity increased due to maturing security investments exceeding cash disbursements for loan originations and deposit withdrawals.

     Securities available for sale. Securities available for sale increased $465,561. Security maturities and principal payments reduced the portfolio by $971,667. This decrease was offset by an increase in the mark to market value of these securities of $1,437,228 of which $995,958 was due to an error in the recorded number of shares of stock of the Federal Home Loan Mortgage Corporation (FHLMC) owned by the Association. The additional shares issued in a previous 3-for-1 stock split were not recorded which resulted in the amount of stock owned being understated by 8,792 shares. The market value adjustment had no effect on net income or earnings per share but did have an effect on certain balance sheet items and their corresponding ratios. Any future increase or decrease in the market value of such securities will have a corresponding positive or negative effect on stockholders' equity.

     Securities held to maturity. Debt and mortgage-backed securities held to maturity decreased $963,591, or 10.37%, from $9,294,092 on September 30, 1996, to $8,330,501 on December 31, 1996. Net debt securities of $803,972 matured and mortgage-backed securities decreased $159,619 due to principal amortization. These funds were used to supplement increased lending activities and deposit withdrawals.

     Loans Held for Sale. Loans held for sale decreased $120,697 from $178,663 (3 loans) on September 30, 1996, to $57,966 (2 loans) on December 31, 1996. This decrease was the result of seasonal activity. Management's strategy is to sell in the secondary market lower-yielding fixed rate mortgage loans rather than maintaining them for portfolio. These loans are pre sold in the secondary market prior to origination. The balance is the amount sold, yet unfunded as of the period end.

     Loans Receivable, Net. Loans receivable increased $729,077, or 1.69%, from $43,070,281 on September 30, 1996, to $43,799,358 on December 31, 1996. This
increase was due to new loan originations exceeding principal amortizations and loan payoffs.

     Deferred Tax Asset. Deferred tax asset, net of valuation allowance, decreased $163,903 during this three month period as a result of a tax deferred liability being incurred due to the increase in the mark to market value of available for sale securities.

     Other Assets. Other assets increased $39,405, or 6.62%, from $595,208 as of September 30, 1996, to $634,613 as of December 31, 1996. This increase was a result of an accrued income tax refund of $71,640 offset by a reduced prepaid federal deposit insurance premium of $38,185.

     Advances from Borrowers for Taxes and Insurance. Advances from borrowers for taxes and insurance decreased $88,154 from $138,530 on September 30, 1996, to $50,376 on December 31, 1996, due to the cyclical nature of these payments.

     Other Liabilities. Other liabilities decreased by $431,047, or 47.85%, from $900,850 on September 30, 1996, to $469,803 on December 31, 1996. Decreased liabilities resulted from reduced loan escrow balances for taxes and insurance of $21,842, payment of the Savings Association Insurance Fund (SAIF) assessment this quarter of $362,557, and payment of accrued compensation and bonus expenses after the fiscal year ended of $70,550. These liability decreases were offset by a five year pledge/commitment of $26,250, of which $20,250 is outstanding at December 31, 1996, to Unity Family Healthcare/St. Gabriel's Hospital, a local healthcare/hospital facility, for renovation and expansion.

     Stockholders' Equity. Stockholders' equity increased by $594,933, or 4.78%, from $12,440,245 on September 30, 1996, to $13,035,178 on December 31, 1996.
This increase is the net effect of the following changes in equity: a paid in capital increase of $7,504 resulting from the fair market value adjustment to earned and committed to be released Employee Stock Ownership Plan ("ESOP") shares, net of taxes, and the permanent tax/book benefit resulting from the vesting of Management Stock Bonus Plan (MSBP) shares; an increase of $14,358 as a result of accounting for earned ESOP shares; an increase of $15,709 as a result of accounting for earned MSBP shares; an increase of $659,097 resulting from market valuation adjustments on available for sale securities (see also "Securities Available for Sale"); an increase of $173,265 from net operational income for the three month period just ended; and a decrease of $275,000 resulting from open market purchases of common stock of the Company.


           Comparison of Operating Results for the Three Months Ended
                           December 31, 1996 and 1995


     Net Income. Net income decreased $84,343, or 32.74%, for the three months ended December 31, 1996, when compared to the three months ended December 31, 1995. The reduced earnings was primarily due to decreased noninterest income primarily due to a gain on sale of loans and a contingency recovery recorded during the three months ended December 31, 1995, both of which were not present during the quarter ended December 31, 1996.

     Total Interest Income. Interest income decreased $13,861, or 1.061%, from $1,306,798 for the three month period ended December 31, 1995, to $1,292,937 for the three month period ended December 31, 1996. Interest income from loans receivable increased $3,014 due to the increase in the average loan balances along with lower rates paid on such balances over the period. Available for sale security investment income increased $88,451 due to the increased average rate of return of these investments. Held to maturity investment security income decreased $105,326 due to a decrease in the average balance of such securities as maturities were not reinvested in such investments.

      Total Interest Expense. Interest expense increased $12,215, or 1.96%, for the comparative three month periods ending December 31, 1995 and 1996. This increase was due to transfers from a lower rate passbook to a higher rate tiered passbook.

     Net Interest Income. Net interest income decreased $26,076, or 3.81%, from $684,718 for the three months ended December 31, 1995, to $658,642 for the three month period ended December 31, 1996. This was primarily due to the decreased interest income from interest earning assets coupled with increased interest expense from higher deposit rates. Furthermore, the Company's interest rate spread decreased from 3.12% to 3.03% as the cost of interest-bearing deposits increased at a faster rate than yields earned on interest-earning assets.

     Provision for Loan Losses. The Association currently maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Association's past loss experience, adverse situations that may affect the borrowers' ability to repay loans, estimated value of the underlying collateral, and current and expected market conditions. Provisions for loan losses remained unchanged at $0.00 for the periods ended December 31, 1995 and 1996. Management's assessment of the loan portfolio and market conditions determined that no provisions needed to be recorded at this time. While management maintains its allowance for losses at a level which it considers to be adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts.

     Due to the size of the institution and the minimal amount of nonperforming loans the percentage of nonperforming loans to allowance for loan losses will seem high. Movement of even one loan into or out of nonperforming status per reporting period may result in a large percentage change due to the size of the portfolio.

     Noninterest Income. Noninterest income decreased by $121,102, or 76.35%, during the three month period ended December 31, 1996, as compared to the same period ended December 31, 1995. This decrease was primarily due to the net gain on the sale of real estate owned of $1,186, a gain on sale of loans of $57,651 and a contingency recovery of $81,023 recorded during the three months ended December 31, 1995, all of which were not present during the quarter in December 1996. In addition, other noninterest income reduced $1,711. The decreases were offset by an increase in other fees and service charges of $19,929.

     Noninterest Expense. Noninterest expense increased $26,910, or 6.53%, from $411,910 to $438,820 during the comparative three month periods ending December 31, 1995 and 1996, respectively. The increased noninterest expense was primarily the result of the Association's five year pledge/commitment of $26,250 to Unity Family Healthcare/St. Gabriel's Hospital, the entire amount was expensed during the period.

     Income Tax. Income tax expense decreased $84,343, or 32.74%, from $257,608 for the three month period ended December 31, 1995, to $173,265 for the three month period ended December 31, 1996, primarily due to decreased earnings.

                        Non-performing and Problem Assets


     Non-performing Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and other repossessed assets, and loans 90 days or more delinquent but on which the Association was accruing interest at the date indicated. As of the date indicated, the Association had no loans categorized as trouble debt restructuring within the meaning of SFAS 15.

                                                          At December 31,
                                                           1996    1995
                                                          ------  ------
                                                          (In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling  units .......   $120   $   2
  All other mortgages ..................................     --      --
Non-mortgage loans:
   Commercial business loans ...........................      3      --
   Consumer loans ......................................     62      --
                                                         ------  -------
Total ..................................................    185       2

Accruing loans which are contractually past due 90
   days or more:
Mortgage loans:
   Construction loans ..................................    --       --
   Permanent loans secured by 1-4 dwelling units .......    30       37
   All other mortgage loans ............................    --       --
Non-mortgage loans:
   Consumer loans ......................................     45      11
                                                         ------  -------
Total ..................................................     75      48
                                                         ------  -------
Total non-accrual and accrual loans ....................    260      50
                                                         ------  -------
REO (net) ..............................................     --      13
Other non-performing assets ............................     --      --
                                                         ------  -------
Total non-performing assets ............................ $  260 $     63
                                                         ======  =======
Total non-accrual and accrual loans to net loans .......   0.59%    0.11%
Total non-accrual and accrual loans to total assets.....   0.37%    0.07%
Total non-performing assets to total assets ............   0.37%    0.09%
Allowance for loan losses to non-performing loans ...... 336.52% 1778.98%


Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was $6,175 for the three month period ended December 31, 1996. No interest income on non-accrual loans was included in income for the three month period ended December 31, 1996.

                               Capital Compliance

     The following table sets forth the Association's capital position at December 31, 1996, as compared to the minimum regulatory capital requirements imposed on the Association by the Office of Thrift Supervision ("OTS") at that date.

                                                        At December 31, 1996
                                                  -----------------------------
                                                                  Percentage of
                                                       Amount    Adjusted Assets
                                                  -------------- ---------------

GAAP Capital ...............................      $   11,503,760      16.36%
                                                  ==============      =====

Tangible Capital: (1)
   Regulatory Requirement ..................      $    1,041,611       1.50%
   Actual Capital ..........................          10,638,190      15.32%
                                                  --------------      -----
      Excess ...............................      $    9,596,579      13.82%
                                                  ==============      =====

Core Capital: (1)
   Regulatory Requirement ..................      $    2,083,223       3.00%
   Actual Capital ..........................          10,638,190      15.32%
                                                  --------------      -----
      Excess ...............................      $    8,554,967      12.32%
                                                  ==============      =====

Risk-Based Capital: (2)
   Regulatory Requirement ..................      $    2,723,336       8.00%
   Actual Capital ..........................          11,066,733      32.51%
      Excess ...............................      $    8,343,397      24.51%
                                                  ==============      =====

(1)       Regulatory  capital  reflects  modifications  from GAAP capital due to
          valuation   adjustments   for  available  for  sale   securities   and
          unallowable mortgage servicing rights.

(2)       Based on risk weighted assets of $34,041,699.

                             Liquidity Resources

     The Association is required to maintain minimum levels of liquid assets as defined by the OTS regulations. The OTS minimum required liquidity ratio is 5% and the minimum short term liquidity is 1%. At December 31, 1996, the Association's total liquidity was 24.95%. Short term liquidity at December 31, 1996, was 16.15%. Both levels were well in excess of regulation requirements. The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, loan funding commitments, and repayment of borrowings, when applicable. The Association adjusts it liquidity level as appropriate to meet its asset/liability objectives.

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



                                                              At or for the Three Months
                                                                   Ended December 31,
                                                              ---------------------------
                                                                   1996 (1)   1995 (1)
                                                                 ----------  ----------
Performance Ratios:
 Return on average assets (net income divided by average
    total assets) ...........................................        1.01%     1.49%
 Return on average equity (net income divided by average
    equity) .................................................        5.65%     7.46%
 Average interest earning assets to average interest bearing
    liabilities .............................................      123.03%   125.38%
 Net interest rate spread ...................................        3.03%     3.12%
 Net yield on average interest-earning assets ...............        3.90%     4.06%
 Net interest income after provision for loan losses to total
    other expenses ..........................................      150.09%   166.23%

Capital Ratios:
 Book value per share (2) ...................................       15.25     13.60
 Average equity to average assets ratio (average equity
    divided by average total assets) ........................       17.80%    20.04%
 Stockholders' equity to assets at period end ...............       18.53%    20.07%




(1)       The ratios for the three month period are annualized.

(2) Based upon shares outstanding at December 31, 1996 and 1995, of 854,714 and 1,007,992 respectively.

                         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Not Applicable

Item 2.   Changes in Securities

          Not Applicable

Item 3.   Default Upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          Not Applicable

Item 5.   Other Information

          On January 22, 1997, the Company declared a cash dividend of $0.08 per share payable to stockholders of record on February 3, 1997.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits  - Exhibit  11 -  Statement  re  Computation  of  Per  Share
                      Earnings.
                    - Exhibit 27 - Financial Data Schedule (only included in
                      electronic filing)
     (b) Reports on Form 8-K - None

                        MISSISSIPPI VIEW HOLDING COMPANY

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Mississippi View Holding Company

     Date:      02-10-97            By:   /s/ Thomas J. Leiferman
            --------------                --------------------------
                                          Thomas J. Leiferman
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

     Date:      02-10-97            By:   /s/ Larry D. Hartwig
            --------------                ---------------------------
                                          Larry D. Hartwig
                                          Treasurer/Controller
                                          (Principal Accounting and Financial
                                             Officer)