Form 10QSB
period 1997-03-31
MISSISSIPPI VIEW HOLDING CO
filed 1997-05-07
CIK 933404

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [ X] QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                       ACT

              For the transition period from           to
                                             ---------    ----------

                           Commission File No. 0-25546

                        Mississippi View Holding Company
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Minnesota                                 41-1795363
---------------------------------------------        ----------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or jurisdiction)                                      Identification No.)


              35 East Broadway, Little Falls, Minnesota 56345-3093
              ----------------------------------------------------
                    (address of principal executive offices)

                                 (320) 632-5461
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.      Yes   X    No
                                                                   ----     ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                  Class: Common Stock, par value $.10 per share
                  Outstanding shares at April 25, 1997: 818,743

                        MISSISSIPPI VIEW HOLDING COMPANY

                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----
      PART I.  FINANCIAL INFORMATION
               ---------------------

      Item 1.  Financial Statements

               Consolidated Statements of Financial Condition at March 31,
               1997 (unaudited) and September 30, 1996 (audited)              2

               Consolidated Statements of Income for the three and six
               months ended March 31, 1997 and 1996 (unaudited)               3

               Consolidated Statements of Cash Flows for the six months
               ended March 31, 1997 and 1996 (unaudited)                      4

               Notes to Condensed Consolidated Financial
               Statements (unaudited)                                         6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            7

               Non-Performing and Problem Assets                             12

               Capital Compliance                                            13

               Liquidity Resources                                           14

               Key Operating Ratios                                          15

      PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings                                             16

      Item 2.  Changes in Securities                                         16

      Item 3.  Default Upon Senior Securities                                16

      Item 4.  Submission of Matters to a Vote of Security Holders           16

      Item 5.  Other Information                                             16

      Item 6.  Exhibits and Reports on Form 8-K                              16

      SIGNATURES

      EXHIBITS

   MISSISSIPPI VIEW HOLDING COMPANY AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 March 31,              September 30,
                                                                   1997                     1996
                                     ASSETS                     (Unaudited)               (Audited)
                                     ------                   -------------             -------------
Cash and cash equivalents:
   Cash and due from banks .................................  $    301,994              $    317,777
   Interest bearing deposits with banks ....................     2,334,185                 2,265,877
Securities available for sale, at fair value ...............    13,215,992                12,235,145
Securities held to maturity, at amortized cost .............     7,441,490                 9,294,092
FHLB Stock, at cost ........................................       650,700                   650,700
Loans held for sale ........................................        49,441                   178,663
Loans receivable, net of allowance for loan losses of
   $864,727 in 1997 and $877,094 in 1996 ...................    43,977,327                43,070,281
Accrued interest receivable ................................       438,199                   450,327
Premises and equipment, net of depreciation ................       766,026                   788,846
Foreclosed real estate (net of allowance for losses
   of $15,700 for 1997 and $15,700 for 1996) ...............        33,871                        --
Deferred tax asset (net of valuation allowance) ............            --                   163,903
Other assets ...............................................       545,588                   595,208
                                                              ------------              ------------
      Total Assets .........................................  $ 69,754,813              $ 70,010,819
                                                              ============              ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
   Demand deposits .........................................  $  4,447,448              $  4,471,137
   Savings deposits ........................................    14,315,221                14,087,832
   Time deposits ...........................................    37,179,632                37,972,225
                                                              ------------              ------------
      Total deposits .......................................    55,942,301                56,531,194

   Advances from borrowers for taxes and insurance .........       129,555                   138,530
   Accrual for income tax ..................................        54,823                        --
   Deferred tax liability ..................................       407,346                        --
   Other liabilities .......................................       485,442                   900,850
                                                              ------------              ------------
      Total Liabilities ....................................    57,019,467                57,570,574

Commitments and contingencies

Stockholders' equity:
   Serial Preferred Stock, no par value; 5,000,000
     shares authorized, no shares issued ...................            --                        --
   Common Stock, $.10 par value, 10,000,000 shares
     authorized; 1,007,992 shares issued; 724,696 and
     776,713 shares outstanding ............................       100,799                   100,799
   Paid in Capital .........................................     7,524,481                 7,510,397
   Treasury Stock (189,249 and 130,278 shares), at cost ....    (2,256,830)               (1,536,689)
   Retained Earnings, substantially restricted .............     7,404,321                 7,116,646
   Unearned ESOP shares (62,495 and 66,527 shares), at  cost      (532,535)                 (566,736)
   Unearned Management Stock Bonus Plan shares (31,552
     and 34,474 shares), at cost ...........................      (353,172)                 (387,412)
   Net unrealized gain on available for sale securities ....       848,282                   203,240
                                                              ------------              ------------
      Total Stockholders' Equity ...........................    12,735,346                12,440,245
                                                              ------------              ------------
      Total Liabilities and Stockholders' Equity ...........  $ 69,754,813              $ 70,010,819
                                                              ============              ============

                 See Notes to consolidated financial statements.

                        MISSISSIPPI VIEW HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                            For the Three Months      For the Six Months
                                                Ended March 31,          Ended March 31,
                                          -----------------------   -----------------------
                                              1997         1996         1997         1996
                                          ----------   ----------   ----------  -----------
Interest Income:
  Loans receivable ....................   $  948,205   $  912,284   $1,890,694  $ 1,851,759
  Securities available for sale .......      192,032      147,619      366,029      234,577
  Securities held to maturity .........      144,585      239,756      321,036      520,121
                                          ----------   ----------   ----------  -----------
     Total interest income ............    1,284,822    1,299,659    2,577,759    2,606,457

Interest Expense:
  Demand deposits .....................        9,024        9,276       18,997       18,801
  Savings deposits ....................       97,496       78,604      191,719      155,637
  Time deposits .......................      514,532      548,882    1,044,631    1,084,404
                                          ----------   ----------   ----------  -----------
      Total interest expense ..........      621,052      636,762    1,255,347    1,258,842
                                          ----------   ----------   ----------  -----------
  Net interest income .................      663,770      662,897    1,322,412    1,347,615

  Provision for loan losses ...........           --           --           --           --
                                          ----------   ----------   ----------  -----------

      Net interest income after
        provision for loan loss .......      663,770      662,897    1,322,412    1,347,615

Noninterest Income:
  Other fees and service charges ......       14,397       25,979       28,386       20,054
  Gain on sale of loans ...............          576        3,976        2,822       63,873
  Net gain on sale of real estate owned           --           --           --        1,186
  Contingency recovery ................           --           --           --       81,023
  Other ...............................       25,542       23,636       46,824       46,074
                                          ----------   ----------   ----------  -----------
      Total noninterest income ........       40,515       53,591       78,032      212,210

Noninterest Expense:
  Compensation and employee benefits ..      236,772      206,771      462,346      437,675
  Occupancy ...........................       26,938       26,451       48,871       46,167
  Deposit insurance premium ...........        8,038       37,419       46,223       74,875
  Data processing .....................       22,687       18,136       44,089       36,924
  Advertising .........................        5,540        6,668       13,626       14,638
  Real estate owned expense, net ......          104        3,679          450        6,489
  Other ...............................       98,786      118,658      222,080      212,924
                                          ----------   ----------   ----------  -----------
      Total noninterest expense .......      398,865      417,782      837,685      829,692
                                          ----------   ----------   ----------  -----------
Income before income taxes ............      305,420      298,706      562,759      730,133

Income tax expense ....................      131,558      125,136      215,632      298,955
                                          ----------   ----------   ----------  -----------
Net income ............................   $  173,862   $  173,570   $  347,127  $   431,178
                                          ==========   ==========   ==========  ===========

Dividends Declared Per Share ..........   $     0.08   $     0.08   $     0.08  $      0.08
                                          ==========   ==========   ==========  ===========

Primary Earnings Per Share ............   $     0.22   $     0.19   $     0.43  $      0.48
                                          ==========   ==========   ==========  ===========

                 See Notes to consolidated financial statements.

                MISSISSIPPI VIEW HOLDING COMPANY AND SUBSIDIARY
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Six Months Ended
                                                                       March 31,
                                                          ----------------------------------
                                                              1997                 1996
                                                          ------------        --------------
OPERATING ACTIVITIES
 Interest received on loans and investments ............  $ 2,567,175         $  2,554,654
 Interest paid .........................................   (1,255,620)          (1,259,222)
 Other fees, commissions, and interest received ........      122,729              117,409
 Cash paid to suppliers, employees and others ..........   (1,113,271)            (617,802)
 Contributions to charities ............................       (4,114)              (2,214)
 Income taxes paid .....................................           --             (271,048)
 Loans originated for sale .............................     (229,841)          (1,155,533)
 Proceeds from sale of loans ...........................      299,933            3,070,213
                                                          -----------         ------------
     Net cash provided by operating activities .........      386,991            2,436,457
                                                          -----------         ------------

INVESTING ACTIVITIES
 Loans originations and principal payment on  loans, net     (896,663)            (316,157)
 Proceeds from maturities of:
   Debt securities held to maturity ....................    3,731,000            4,952,346
   Securities available for sale .......................    2,971,381                3,446
   Mortgage-backed securities held to maturity .........      300,374              412,601
   Mortgage-backed securities available for sale .......      208,774               12,455
 Proceeds from sale of real estate .....................           --                1,186
 Purchase of:
   Debt securities held to maturity ....................   (2,176,000)          (1,783,000)
   Securities available for sale .......................   (2,512,031)          (3,058,045)
   Mortgage-backed securities held to maturity .........           --             (327,532)
   Mortgage-backed securities available for sale .......     (572,125)            (539,181)
   Equipment and property improvements .................      (18,146)              (4,570)
                                                          -----------         ------------
     Net cash provided by (used in) investing activities    1,036,564             (646,451)
                                                          -----------         ------------

FINANCING ACTIVITIES
   Net increase (decrease) in demand accounts, passbook
    accounts and certificates of deposit accounts ......     (588,619)           1,138,665
   Net increase (decrease) in mortgage escrow funds ....       (8,975)             (35,537)
   Acquisition of treasury stock .......................     (720,141)            (606,838)
   Net increase (decrease) in unearned MSBP shares .....          996             (456,285)
   Cash dividends paid .................................      (54,290)             (73,946)
                                                          -----------         ------------
     Net cash (used in) financing activities ...........   (1,371,029)             (33,941)
                                                          -----------         ------------

INCREASE IN CASH AND CASH EQUIVALENTS ..................       52,526            1,756,065
  CASH AND CASH EQUIVALENTS - Beginning of year ........    2,583,654            2,837,070
                                                          -----------         ------------
      CASH AND CASH EQUIVALENTS - End of period ........  $ 2,636,180         $  4,593,135
                                                          ===========         ============

                See Notes to consolidated financial statements.

                        MISSISSIPPI VIEW HOLDING COMPANY
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                         For the Six Months Ended
                                                                  March 31,
                                                         -------------------------
                                                            1997          1996
                                                         ---------   -------------
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
Net Income ..........................................    $ 347,127   $   431,178
Adjustments:
  Depreciation ......................................       40,965        41,885
  Federal Home Loan Bank stock dividends ............           --       (12,800)
  Non-cash dividends ................................       (2,658)       (2,538)
  ESOP fair value adjustment ........................       11,031         8,314
  Amortization of ESOP compensation .................       29,040        37,375
  Amortization of MSBP compensation .................       33,243        33,244
  Tax benefit of MSBP vesting activities ............        3,052            --
  Net amortization and accretion of premiums and
    discounts on securities..........................       (1,889)        3,715
  Net (gains) on sale of real estate owned ..........           --        (1,186)
  Net loan fees deferred and amortized ..............       17,699       (11,910)
  Net mortgage loan servicing fees deferred and
    amortized........................................          726       (12,337)
  Contingency recovery ..............................           --       (81,023)
  (Increase) decrease in:
     Loans held for sale ............................       67,270     1,908,163
     Accrued interest receivable ....................       12,129        (7,368)
     Tax refund receivable ..........................       23,892            --
     Deferred tax assets ............................      163,903        13,838
     Other assets....................................       25,002        64,975
  Increase (decrease) in:
     Accrued interest payable .......................         (273)         (380)
     Accrued income taxes ...........................       32,140        19,612
     Other liabilities ..............................     (415,408)        3,700
                                                         ---------   -----------
   Net cash provided by operating activities ........    $ 386,991   $ 2,436,457
                                                         =========   ===========


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

Refinancing of sales of real estate owned .......    $     --     $    13,800

Non cash dividends ..............................    $  2,658     $     2,538

Federal Home Loan Bank stock dividend ...........    $     --     $    12,800

Transfer of debt securities to available for sale
  from securities held to maturity...............    $     --     $ 2,449,446

Transfer of loans to held for sale from loans for
  portfolio......................................    $     --     $ 2,135,339

Contingency Recovery ............................    $     --     $    81,023

                 See Notes to consolidated financial statements.

                MISSISSIPPI VIEW HOLDING COMPANY AND SUBSIDIARY


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 (Unaudited)


Note 1:  PRINCIPLES OF CONSOLIDATION
      The unaudited consolidated financial statements as of and for the three and six month periods ended March 31, 1997, include the accounts of Mississippi View Holding Company (the "Company") and its wholly owned subsidiary Community Federal Savings & Loan Association of Little Falls (the "Association"). All significant intercompany accounts and transactions have been eliminated in consolidation.


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

      In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three and six month periods ended
March 31, 1997, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

      Reclassification:   Certain   items   previously   reported   have  been
reclassified to conform with the current period's reporting format.


Note 3.  RECENT ACCOUNTING PRONOUNCEMENTS.
      Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities. The FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities (SFAS No. 125) and SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 (SFAS No. 127) in June and December 1996, respectively. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinquishments of liabilities. It requires entities to recognize servicing assets and liabilities for all contracts to service financial assets, unless the assets are securitized and all servicing is retained. The servicing assets will be measured initially at fair value, and will be amortized over the estimated useful lives of the servicing assets. In addition, the impairment of servicing assets will be recognized through a valuation allowance. SFAS No. 125 also addresses the accounting and reporting standards for securities lending, dollar-rolls, repurchase agreements and similar transactions. The Company will prospectively adopt SFAS No. 125 on January 1, 1997. However, in accordance with SFAS No. 127, the Company will defer adoption of the standard as it relates to securities lending, dollar-rolls, repurchase agreements and similar transactions until January 1, 1998. The Company does not expect the adoption of SFAS No. 125 to have a material impact on its consolidated financial statements.

      Earnings per Share. On March 3, 1997, the FASB issued SFAS No. 128, Earnings per Share (SFAS No. 128) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces APB Opinion 15, Earnings per Share, and simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. The computation of EPS will be compatible with international standards, as the International Accounting Standards Committee recently issued a comparable standard.


           Management's Discussion and Analysis of Financial Condition for September 30, 1996 and March 31, 1997

      General. Total assets of Mississippi View Holding Company, (the "Company") decreased by $256,006 from September 30, 1996, to March 31, 1997. The reduced assets were the net result of increased loans receivable of $777,824 and increased cash equivalents of $52,525 offset by reduced securities of $871,755, reduced tax deferred assets of $163,903 and reduced other assets of $49,620.

      Cash and Cash Equivalents. Cash and cash equivalents consisting of interest-bearing and noninterest bearing deposits, increased $52,525. Liquidity increased primarily due to maturing security investments exceeding cash disbursements for loan originations and deposit withdrawals.

      Securities available for sale. Securities available for sale increased $980,847. Security maturities and principal payments exceeded purchases reducing the portfolio by $95,999. This decrease was offset by an increase in the mark to market value of these securities of $1,075,070 of which $1,006,684 was due to an error in the recorded number of shares of stock of the Federal Home Loan Mortgage Corporation (FHLMC) owned by the Association. The additional shares issued in a previous 3-for-1 stock split were not recorded which resulted in the amount of stock owned being understated by 8,792 shares. The market value adjustment had no effect on net income or earnings per share but did have an effect on certain balance sheet items and their corresponding ratios. Any future increase or decrease in the market value of such securities will have a corresponding positive or negative effect on stockholders' equity.

      Securities held to maturity. Debt and mortgage-backed securities held to maturity decreased $1,852,602, or 19.93%, from $9,294,092 on September 30, 1996, to $7,441,490 on March 31, 1997. Maturing debt securities of $1,749,672 and principal amortization of mortgage-backed securities of $297,930 were offset by purchases of certificates of deposit of $195,000. This liquidity was used to supplement increased lending activities and deposit withdrawals.

      Loans Held for Sale. Loans held for sale decreased $129,222 from $178,663 (3 loans) on September 30, 1996, to $49,441 (1 loan) on March 31, 1997. This decrease was the result of seasonal activity. Management's strategy is to sell in the secondary market lower-yielding fixed rate mortgage loans rather than maintaining them for portfolio. These loans are presold in the secondary market prior to origination. The balance is the amount sold, yet unfunded as of the period end.

      Loans Receivable, Net. Loans receivable increased $907,046, or 2.11%, from $43,070,281 on September 30, 1996, to $43,977,327 on March 31, 1997. This
increase was due to new loan originations exceeding principal amortizations and loan payoffs.

      Foreclosed Real Estate. Foreclosed real estate increased $33,871, or 100%, from $0.00 at September 30, 1996, to $33,871 at March 31, 1997, due to the repossession of a multi-family residential unit.

      Deferred Tax Asset. Deferred tax asset, net of valuation allowance, decreased $163,903 during this six month period primarily as a result of the reversing temporary difference in the SAIF assessment tax deduction.

      Other Assets. Other assets decreased $49,620, or 8.34%, from $595,208 as of September 30, 1996, to $545,588 as of March 31, 1997. This decrease was the result of a reduced accrued income tax refund of $23,892 and the reduced prepaid federal deposit insurance premium of $23,083.

      Deposits. Deposits, after interest credited, decreased by $588,893, or 1.04%, to $55,942,301 at March 31, 1997, from $56,531,194 at September 30, 1996.
The decrease was due to management's deposit pricing strategy.

      Advances from Borrowers for Taxes and Insurance. Advances from borrowers for taxes and insurance decreased $8,975 from $138,530 on September 30, 1996, to $129,555 on March 31, 1997, due to the cyclical nature of these payments.

      Deferred Tax Liability. Deferred tax liability increased from $0.00 at September 30, 1996, to $407,346 on March 31, 1997 due primarily to the increase in net unrealized gains on available for sale securities.

      Other Liabilities. Other liabilities decreased by $415,408, or 46.11%, from $900,850 on September 30, 1996, to $485,442 on March 31, 1997. Decreased liabilities resulted from reduced custodial account balances for servicing on sold loans of $14,662, payment of the Savings Association Insurance Fund (SAIF) assessment during the fourth quarter 1996 of $362,557, reduced accrued compensation and bonus expenses of $48,420, and reduce accrued audit expense of $18,000. These liability decreases were offset by increased deferred executive compensation of $10,352 and a five year pledge/commitment of $26,250, of which $20,250 is outstanding at March 31, 1997, to Unity Family Healthcare/St. Gabriel's Hospital, a local healthcare/hospital facility, for renovation and expansion.

Stockholders' Equity. Stockholders' equity increased by $295,101, or 2.37%, from $12,440,245 on September 30, 1996, to $12,735,346 on March 31, 1997. This
increase is the net effect of the following changes in equity: a paid in capital increase of $14,084 resulting from the fair market value adjustment to earned and committed to be released Employee Stock Ownership Plan ("ESOP") shares, net of taxes, and the permanent tax/book benefit resulting from the vesting of Management Stock Bonus Plan (MSBP) shares; an increase of $34,201 as a result of accounting for earned ESOP shares; an increase of $34,240 as a result of accounting for earned MSBP shares; an increase of $645,042 resulting from an increase in net unrealized gains on available for sale securities (see also "Securities Available for Sale"); an increase of $347,127 from net operational income for the six month period just ended; a decrease to retained earnings due to a dividend declared and paid of $59,452, and a decrease of $720,141 resulting from open market purchases of common stock of the Company.


           Comparison of Operating Results for the Three Months Ended
                             March 31, 1997 and 1996

      Net Income. Net income remained substantially unchanged, an increase of $292, for the three months ended March 31, 1997, when compared to the three months ended March 31, 1996. Due to interest income and interest expense decreasing equally, net interest income increased by only $873. Noninterest expense decreased more than noninterest income, but was offset by increased income tax expense. Therefore, income for the comparative three month periods ended March 31, 1997 and 1996 were $173,862 and $173,570, respectively.

      Total Interest Income. Interest income decreased $14,837, or 1.14%, from $1,299,659 for the three month period ended March 31, 1996, to $1,284,822 for the three month period ended March 31, 1997. Interest income from loans receivable increased $35,921 due to the increase in the average loan balances along with lower rates paid on such balances over the period. Available for sale security investment income increased $44,413 due to the increased average rate of return of these investments. Held to maturity investment security income decreased $95,171 due to a decrease in the average balance of such securities as maturities were not reinvested in such investments.

      Total Interest Expense. Interest expense decreased $15,710, or 2.47%, for the comparative three month periods ending March 31, 1996 and 1997. This decrease was due to lower average deposit balances.

      Net Interest Income. Net interest income increased $873, or 0.13%, from $662,897 for the three months ended March 31, 1996, to $663,770 for the three month period ended March 31, 1997. The minimal change was the result of matching asset and liability maturities and rate repricings.

      Provision for Loan Losses. The Association currently maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Association's past loss experience, adverse situations that may affect the borrowers' ability to repay loans, estimated value of the underlying collateral, and current and expected market conditions. Provisions for loan losses remained unchanged at $0.00 for the periods ended March 31, 1996 and 1997. Management's assessment of the loan portfolio and market conditions determined that no provisions needed to be recorded at this time. While management maintains its allowance for losses at a level which it considers to be adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts.

      Due to the size of the institution and the minimal amount of nonperforming loans the percentage of nonperforming loans to allowance for loan losses will seem high. Movement of even one loan into or out of nonperforming status per reporting period may result in a large percentage change due to the size of the portfolio.

      Noninterest Income. Noninterest income decreased by $13,076, or 24.40%, during the three month period ended March 31, 1997, as compared to the same period ended March 31, 1996. This decrease was primarily due to the reduced service fee income of $11,582 earned from loans originated and then sold in the secondary market.

      Noninterest Expense. Noninterest expense decreased $18,917, or 4.53%, from $417,782 to $398,865 during the comparative three month periods ending March 31, 1996 and 1997, respectively. The decreased noninterest expense was the result of the reduced federal deposit insurance primarily of $29,381 and other expenses of $19,537 offset by increased compensation and benefits of $30,001.

      Income Tax. Income tax expense increased $6,422, or 5.13%, from $173,570 for the three month period ended March 31, 1996, to $131,862 for the three month period ended March 31, 1997, primarily due to increased earnings.


            Comparison of Operating Results for the Six Months Ended
                             March 31, 1997 and 1996

      Net Income. Net income decreased $84,051, or 19.49%, from $431,178 for the six months ended March 31, 1996, to $347,127 for the six months ended March 31, 1997. Net interest income decreased due to reduced interest income. Lower noninterest income with increased noninterest expense offset by lower income tax expense were factors in the reduced net income.

      Total Interest Income. Interest income decreased $28,698, or 1.10%, from $2,606,457 for the six month period ended March 31, 1996, to $2,577,759 for the six month period ended March 31, 1997. Interest income from loans receivable increased $38,935 due to the increase in the average loan balances along with lower rates paid on such balances over the period. Available for sale security investment income increased $131,452 due to the increased average rate of return of these investments. Held to maturity investment security income decreased $199,085 due to a decrease in the average balance of such securities as maturities were not reinvested in such investments.

      Total Interest Expense. Interest expense decreased $3,495, or 0.28%, for the comparative six month periods ending March 31, 1996 and 1997. This decrease was due to lower rates paid on deposits offset somewhat by an increase in the average balance of deposits.

      Net Interest Income. Net interest income decreased $25,203, or 1.87%, from $1,347,615 for the six months ended March 31, 1996, to $1,322,412 for the six month period ended March 31, 1997. Interest income reduced faster than interest expense the first three months during this six month period. However, during the second three months of this period minimal change in net interest income resulted, due to the matching of asset and liability maturities and rate repricings. Furthermore, the Company's interest rate spread improved from 3.05% to 3.08% as the yield earned on interest earning assets increased faster than the cost of interest-bearing deposits.

      Noninterest Income. Noninterest income decreased by $134,178, or 63.23%, during the six month period ended March 31, 1997, as compared to the same period ended March 31, 1996. This decrease was primarily due to a gain on sale of loans and a contingency recovery recorded during the six months ended March 31, 1996.

      Noninterest Expense. Noninterest expense increased $7,993, or 0.96%, from $829,692 to $837,685 during the comparative six month periods ending March 31, 1996 and 1997, respectively. The increase was the result of increased compensation and benefits of $24,671 and other expenses of $11,974 offset by decreases in deposit insurance premiums of $28,652.

      Income Tax. Income tax expense decreased $83,323 or 27.87%, from $431,178 for the six month period ended March 31, 1996, to $215,632 for the six month period ended March 31, 1997, primarily due to decreased earnings.

                        Non-performing and Problem Assets

      The following table sets forth information regarding non-accrual loans, real estate owned, and other repossessed assets, and loans 90 days or more delinquent but on which the Association was accruing interest at the date indicated. As of the date indicated, the Association had no loans categorized as trouble debt restructuring within the meaning of SFAS 15.

                                                           At March 31,
                                                       ---------------------
                                                         1997        1996
                                                       ---------   ---------
                                                         (In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units ...    $    100    $     45
All other mortgages .............................            --          --
Non-mortgage loans:
  Commercial business loans .......................          --          --
  Consumer loans ..................................          12          --
                                                       --------    --------
Total .............................................         112          45

Accruing loans which are contractually past due 90
  days or more:
Mortgage loans:
  Construction loans ..............................          --          --
  Permanent loans secured by 1-4 dwelling units ...          31          32
  All other mortgage loans ........................          --          --
Non-mortgage loans:
  Consumer loans ..................................          --           9
                                                       --------    --------
Total .............................................          31          41
                                                       --------    --------
Total non-accrual and accrual loans ...............         143          86
                                                       --------    --------
REO (net) .........................................          34          13
Other non-performing assets .......................          --          --
                                                       --------    --------
Total non-performing assets .......................    $    177    $     99
                                                       ========    ========

Total non-accrual and accrual loans to net loans ..        0.33%       0.21%
Total non-accrual and accrual loans to total assets        0.21%       0.12%
Total non-performing assets to total assets .......        0.25%       0.14%
Allowance for loan losses to non-performing loans .      604.05%    1019.19%



Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was $3,909 for the six month period ended March 31, 1997. No interest income on non-accrual loans was included in income for the six month period ended March 31, 1997.

                               Capital Compliance

      The following table sets forth the Association's capital position at March 31, 1997, as compared to the minimum regulatory capital requirements imposed on the Association by the Office of Thrift Supervision ("OTS") at that date.

                               At March 31, 1997
                           ---------------------------
                                        Percentage of
                                          Adjusted
                            Amount         Assets
                           ----------   --------------
GAAP Capital ...........   11,703,614      16.78%
                           ==========      =====

Tangible Capital: (1)
  Regulatory Requirement    1,033,517       1.50%
  Actual Capital .......   10,848,403      15.74%
                           ----------      -----
    Excess .............    9,814,886      14.24%
                           ==========      =====

Core Capital: (1)
  Regulatory Requirement    2,067,035       3.00%
  Actual Capital .......   10,848,403      15.74%
                           ----------      -----
    Excess .............    8,781,368      12.74%
                           ==========      =====

Risk-Based Capital: (2)
  Regulatory Requirement    2,729,393       8.00%
  Actual Capital .......   11,280,281      33.06%
                           ----------      -----
    Excess .............    8,550,888      25.06%
                           ==========      =====

(1)  Regulatory  capital  reflects   modifications  from  GAAP  capital  due  to
     valuation adjustments for available for sale securities and unallowable mortgage servicing rights.

(2)  Based on risk weighted assets of $34,117,415.

                               Liquidity Resources

      The Association is required to maintain minimum levels of liquid assets as defined by the OTS regulations. The OTS minimum required liquidity ratio is 5% and the minimum short term liquidity is 1%. At March 31, 1997, the Association's total liquidity was 23.85%. Short term liquidity at March 31, 1997, was 16.09%. Both levels were well in excess of regulation requirements. The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, loan funding commitments, and repayment of borrowings, when applicable. The
Association adjusts it liquidity level as appropriate to meet its asset/liability objectives.

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

                              Key Operating Ratios

The table below sets forth certain performance ratios of the Company for the periods indicated.


                                              At or for the Three Months   At or for the Six Months
                                                    Ended March 31,            Ended March 31,
                                              --------------------------   ------------------------
                                                  1997 (1)    1996 (1)        1997 (1)   1996 (1)
                                              ------------- ------------   ------------ -----------
Performance Ratios:
  Return on average assets (net income
    divided by average total assets) ......         1.02%      1.00%            1.01%      1.24%
  Return on average equity (net income
    divided by  average equity) ...........         5.89%      5.08%            5.77%      6.27%
  Average interest earning assets to
    average interest bearing liabilities ..       122.53%    124.58%          122.78%    124.97%
  Net interest rate spread ................         3.12%      2.97%            3.08%      3.05%
  Net yield on average interest-
    earning assets ........................         3.96%      3.89%            3.93%      3.98%
  Net interest income after provision
    for loan losses to total other expenses       166.41%    158.67%          157.87%    162.42%

Capital Ratios:
  Book value per share (2) ................   $    15.55   $  13.78         $  15.55   $  13.78
  Average equity to average assets ratio
    (average equity divided by average
    total assets) .........................        17.28%     19.60%           17.55%     19.82%
  Stockholders' equity to assets at period
    end ...................................        18.26%     18.86%           18.26%     18.86%


(1) The ratios for the three and six month periods are annualized where appropriate.
(2) Based upon shares outstanding at March 31, 1997 and 1996, of 818,743 and 957,593 respectively.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

      Not Applicable


Item 2.     Changes in Securities

      Not Applicable

Item 3.     Default Upon Senior Securities

      Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

      The annual meeting of stockholders of the Corporation was held January 22, 1997, and the following items were acted upon:

      Election of Directors Thomas J. Leiferman and Neil Adamek for terms of three years ending in 2000. Thomas J. Leiferman received 812,707 votes in favor and 956 votes were withheld. Neil Adamek received 811,532 in favor and 2,131 votes were withheld.

      The approval of the Mississippi View Holding Company 1997 Stock Option Plan. The 1997 Stock Option Plan was approved with 752,616 votes for, 34,106 no votes, and 1,600 abstentions.

      Ratification of the appointment of Bertram Cooper and Company, LLP as the Corporation's auditors for the 1997 fiscal year. Bertram Cooper and Company, LLP was ratified as the Corporation's auditors with 812,382 votes for, 681 no votes, and 600 abstentions.

Item 5.     Other Information

      The Company filed an application with the Office of Thrift Supervision ("OTS") for approval to waive the regulatory restrictions on stock repurchases in the third year following conversion to the stock form of ownership. The OTS approved the repurchase of up to 10% of the outstanding shares of common stock (i.e., 81,879 shares of Common Stock). Repurchased shares will become treasury shares and will be utilized for general corporate and other purposes, including the issuance of shares in connection with the exercise of stock options.

Item 6.     Exhibits and Reports on Form 8-K

      (a)  Exhibits  - Exhibit 11 -  Statement  re  Computation  of Per Share
                       Earnings.
                     - Exhibit 27 - Financial  Data Schedule  (only included in electronic filing)

      (b) Reports on Form 8-K - On January 17, 1997, the Company filed a Form 8-K announcing corrections to 1996 financial information.

                        MISSISSIPPI VIEW HOLDING COMPANY

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Mississippi View Holding Company


  Date:       05/01/97         By: /s/ Thomas J. Leiferman
           -------------           ---------------------------------------
                                   Thomas J. Leiferman
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


  Date:       05/01/97         By: /s/ Larry D. Hartwig
           -------------           ---------------------------------------
                                   Larry D. Hartwig
                                   Vice President
                                   (Principal  Accounting and Financial Officer)