Form 10QSB
period 1997-06-30
MISSISSIPPI VIEW HOLDING CO
filed 1997-08-08
CIK 933404

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [ X] QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

            For the transition period from                 to
                                           ---------------    ------------------

                           Commission File No. 0-25546

                        Mississippi View Holding Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                      41-1795363
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or jurisdiction)

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

                  Class: Common Stock, par value $.10 per share
                  Outstanding shares at July 31, 1997: 818,743

                        MISSISSIPPI VIEW HOLDING COMPANY

                              INDEX TO FORM 10-QSB


                                                                                                      Page
                                                                                                      ----
         PART I.      FINANCIAL INFORMATION
                      ---------------------

         Item 1.      Financial Statements

                      Consolidated Statements of Financial Condition at June 30,
                      1997 (unaudited) and September 30, 1996 (audited)                                  2

                      Consolidated Statements of Income for the three and nine
                      months ended June 30, 1997 and 1996 (unaudited)                                    3

                      Consolidated Statements of Cash Flows for the nine months
                      ended June 30, 1997 and 1996 (unaudited)                                           4

                      Notes to Condensed Consolidated Financial
                      Statements (unaudited)                                                             6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                7

                      Non-Performing and Problem Assets                                                 12

                      Capital Compliance                                                                13

                      Liquidity Resources                                                               14

                      Key Operating Ratios                                                              15

         PART II.     OTHER INFORMATION
                      -----------------
         Item 1.      Legal Proceedings                                                                 16

         Item 2.      Changes in Securities                                                             16

         Item 3.      Default Upon Senior Securities                                                    16

         Item 4.      Submission of Matters to a Vote of Security Holders                               16

         Item 5.      Other Information                                                                 16

         Item 6.      Exhibits and Reports on Form 8-K                                                  16

         SIGNATURES

         EXHIBITS


                MISSISSIPPI VIEW HOLDING COMPANY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                   June 30,     September 30,
                                                                                    1997             1996
                                                                                 -----------    -------------
                                     ASSETS                                      (Unaudited)       (Audited)
                                     ------                                      -----------    -------------
Cash and cash equivalents:
  Cash and due from banks ....................................................   $   190,721    $   317,777
  Interest bearing deposits with banks .......................................     1,715,683      2,265,877
Securities available for sale, at fair value .................................    13,857,250     12,235,145
Securities held to maturity, at amortized cost ...............................     7,201,996      9,294,092
FHLB Stock, at cost ..........................................................       650,700        650,700
Loans held for sale ..........................................................       210,590        178,663
Loans receivable, net of allowance for loan losses of $862,694 in 1997 and
  $877,094 in 1996 ...........................................................    44,146,953     43,070,281
Accrued interest receivable ..................................................       477,058        450,327
Premises and equipment, net of depreciation ..................................       790,991        788,846
Foreclosed real estate (net of allowance for losses of $15,700 for 1997 and
  $15,700 for 1996) ..........................................................           -              -
Deferred tax asset (net of valuation allowance) ..............................           -          163,903
Other assets .................................................................       532,764        595,208
                                                                                 -----------    -----------
         Total Assets ........................................................   $69,774,706    $70,010,819
                                                                                 ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
  Demand deposits ............................................................     4,278,966      4,471,137
  Savings deposits ...........................................................    14,460,817     14,087,832
Time deposits ................................................................    36,612,107     37,972,225
                                                                                 -----------    -----------
         Total deposits                                                           55,351,890     56,531,194

Advances from borrowers for taxes and insurance ..............................        50,819        138,530
Accrual for income tax .......................................................        49,700            -
Deferred tax liability .......................................................       555,084            -
Other liabilities ............................................................       596,620        900,850
                                                                                 -----------    -----------
         Total Liabilities....................................................    56,604,113     57,570,574

Commitments and contingencies

Stockholders' equity:
  Serial Preferred Stock, no par value; 5,000,000 shares authorized, no shares
    issued ...................................................................           -              -
  Common Stock, $.10 par value, 10,000,000 shares authorized; 1,007,992 shares
    issued; 728,174 and 776,713 shares outstanding ...........................       100,799        100,799
  Paid in Capital ............................................................     7,531,799      7,510,397
  Treasury Stock (189,249 and 130,278 shares), at cost .......................    (2,256,830)    (1,536,689)
  Retained Earnings, substantially restricted ................................     7,551,964      7,116,646
  Unearned ESOP shares (60,479 and 66,527 shares), at cost ...................      (517,854)      (566,736)
  Unearned Management Stock Bonus Plan shares (30,090 and 34,474 shares),
    at cost ..................................................................      (336,503)      (387,412)
  Net unrealized gain on available for sale securities .......................     1,097,218        203,240
                                                                                 -----------    -----------
         Total Stockholders' Equity ..........................................    13,170,593     12,440,245
                                                                                 -----------    -----------
         Total Liabilities and Stockholders' Equity ..........................   $69,774,706    $70,010,819
                                                                                 ===========    ===========

                 See Notes to consolidated financial statements.

                        MISSISSIPPI VIEW HOLDING COMPANY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                              For the Three Months     For the Nine Months
                                                 Ended June 30,           Ended June 30,

                                              1997        1996          1997         1996
                                           ---------    ---------    ---------    ---------
Interest Income:
  Loans receivable ....................      952,026      906,969    2,842,720    2,758,728
  Securities available for sale .......      197,545      167,197      563,574      401,775
  Securities held to maturity .........      142,044      206,774      463,080      726,895
                                           ---------    ---------    ---------    ---------
       Total interest income ..........    1,291,615    1,280,940    3,869,374    3,887,398

Interest Expense:
   Demand deposits ....................        9,069        9,115       28,066       27,915
   Savings deposits ...................      100,785       84,922      292,504      240,559
   Time deposits ......................      511,222      539,711    1,555,853    1,624,115
   Total interest expense .............      621,076      633,748    1,876,423    1,892,589

   Net interest income ................      670,539      647,192    1,992,951    1,994,809

   Provision for loan losses ..........          -          1,451          -          3,725
                                          ----------   ----------   ----------   ----------
       Net interest income after
         provision for loan loss ......      670,539      645,741    1,992,951    1,991,084

Noninterest Income:
  Other fees and service charges ......       19,958       27,769       48,344       47,823
  Gain on sale of loans ...............        4,156        4,252        6,978       68,124
  Net gain on sale of real estate owned       12,848        9,753       12,848       10,939
  Contingency recovery ................          -            -            -         81,023
  Other ...............................       23,836       36,426       70,660       82,500
                                          ----------   ----------   ----------   ----------
       Total noninterest income .......       60,798       78,200      138,830      290,409

Noninterest Expense:
  Compensation and employee benefits ..      248,732      229,014      711,078      666,689
  Occupancy ...........................       21,937       21,501       70,808       67,668
  Deposit insurance premium ...........       15,102       37,065       61,325      111,940
  Data processing .....................       20,231       19,110       64,320       56,034
  Advertising .........................        6,632        7,551       20,258       22,189
  Real estate owned expense, net ......          965          826        1,415        5,041
  Other ...............................       86,978      104,229      309,058      317,153
                                          ----------   ----------   ----------   ----------
       Total noninterest expense ......      400,577      419,296    1,238,262    1,246,714
                                          ----------   ----------   ----------   ----------

Income before income taxes ............      330,760      304,645      893,519    1,034,779
Income tax expense ....................      122,779      108,504      338,411      407,460
                                          ----------   ----------   ----------   ----------
Net income ............................   $  207,981   $  196,141   $  555,108   $  627,319
                                          ==========   ==========   ==========   ==========



Dividends Declared Per Share ..........   $     0.08   $     0.08   $     0.16   $     0.16
                                          ==========   ==========   ==========   ==========

Primary Earnings Per Share ............   $     0.26   $     0.24   $     0.69   $     0.72
                                          ==========   ==========   ==========   ==========

                 See Notes to consolidated financial statements.

           MISSISSIPPI VIEW HOLDING COMPANY AND SUBSIDIARY
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Nine Months Ended
                                                                                  June 30,
                                                                         ------------------------
                                                                            1997          1996
                                                                         ----------    ----------

OPERATING ACTIVITIES
Interest received on loans and investments ...........................   $3,815,487    $3,847,680
Interest paid ........................................................   (1,877,480)   (1,893,534)
Other fees, commissions, and interest received .......................      211,792       220,789
Cash paid to suppliers, employees and others..........................   (1,311,243)     (957,039)
Contributions to charities............................................      (28,974)       (4,429)
Income taxes paid.....................................................     (151,000)     (505,619)
Loans originated for sale.............................................     (789,829)   (1,879,643)
Proceeds from sale of loans...........................................      702,928     3,919,746
                                                                         ----------    ----------
Net cash provided by operating activities.............................      571,681     2,747,951
                                                                         ----------    ----------

INVESTING ACTIVITIES
  Loans originations and principal  payment on loans,  net ...........   (1,048,450)   (1,013,433)
  Proceeds from maturities of:
    Debt securities held to maturity .................................    4,823,000     6,845,346
    Securities available for sale ....................................    3,516,468     1,081,880
    Mortgage-backed securities held to maturity ......................      537,470       697,618
    Mortgage-backed securities available for sale ....................      458,979        36,160
  Proceeds from sale of real estate ..................................       12,848        10,939
  Purchase of:
    Debt securities held to maturity .................................   (3,269,000)   (2,875,000)
    Securities available for sale ....................................   (3,545,313)   (4,556,638)
    Mortgage-backed securities held to maturity ......................         --        (327,532)
    Mortgage-backed securities available for sale ....................     (572,125)   (1,041,821)
    Equipment and property improvements...............................      (63,125)      (10,204)
                                                                         ----------    ----------
      Net cash provided by (used in) investing activities.............      850,752    (1,152,685)
                                                                         ----------    ----------

FINANCING ACTIVITIES
  Net increase (decrease) in demand accounts, passbook accounts and
    certificates of deposit accounts .................................   (1,178,247)    1,068,886
  Net increase (decrease) in mortgage escrow funds ...................      (87,711)     (119,690)
  Acquisition of treasury stock ......................................     (720,141)   (1,160,439)
  Net increase (decrease) in unearned MSBP shares ....................        1,044      (456,266)
  Cash dividends paid ................................................     (114,628)     (140,917)
                                                                         ----------    ----------
  Net cash (used in) financing activities ............................   (2,099,683)     (808,426)
                                                                         ----------    ----------

INCREASE IN CASH AND CASH EQUIVALENTS ................................     (677,250)      786,840
CASH AND CASH EQUIVALENTS - Beginning of year ........................    2,583,654     2,837,070
                                                                         ----------    ----------
CASH AND CASH EQUIVALENTS - End of period ............................   $1,906,404    $3,623,910
                                                                         ==========    ==========

                 See Notes to consolidated financial statements.

                        MISSISSIPPI VIEW HOLDING COMPANY
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                       For the Nine Months Ended
                                                                                                June 30,
                                                                                       ------------------------
                                                                                          1997          1996
                                                                                       ----------    ----------
 RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES
     Net Income ....................................................................   $  555,108    $  627,319
     Adjustments:
       Depreciation ................................................................       60,979        62,828
       Federal Home Loan Bank stock dividends ......................................          -         (12,800)
       Non-cash dividends ..........................................................       (4,024)       (3,775)
       ESOP fair value adjustment ..................................................       18,350        11,822
       Amortization of ESOP compensation ...........................................       43,721        51,733
       Amortization of MSBP compensation ...........................................       49,865        49,865
       Tax benefit of MSBP vesting activities ......................................        3,052           -
       Net amortization and accretion of premiums and discounts on securities ......       14,499         7,746
       Net (gains) on sale of real estate owned ....................................      (12,848)      (10,939)
       Net loan fees deferred and amortized ........................................       33,731         3,147
       Net mortgage loan servicing fees deferred and amortized .....................        1,492       (11,974)
       Contingency recovery ........................................................          -         (81,023)
       (Increase) decrease in:
         Loans held for sale .......................................................      (93,879)    2,029,334
         Accrued interest receivable ...............................................      (26,730)       16,377
         Tax refund receivable .....................................................       23,892           -
         Deferred tax assets .......................................................      163,903        15,807
         Other assets ..............................................................       37,059        31,134
       Increase (decrease) in:
         Accrued interest payable ..................................................       (1,057)         (944)
         Accrued income taxes ......................................................        8,798      (106,085)
         Other liabilities .........................................................     (304,230)       68,379
                                                                                       ----------    ----------
       Net cash provided by operating activities ...................................   $  571,681    $2,747,951
                                                                                       ==========    ==========


SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

  Refinancing of sales of real estate owned ........................................   $      -      $   37,200

  Transfer of loans to real estate acquired through foreclosure ....................   $      -      $    4,989

  Non cash dividends ...............................................................   $    4,024    $    3,775

  Federal Home Loan Bank stock dividend ............................................   $      -      $   12,800

  Transfer of debt securities to available for sale from securities held to maturity   $      -      $2,449,446

  Transfer of loans to held for sale from loans for portfolio ......................   $      -      $2,135,339

  Contingency Recovery .............................................................   $      -      $   81,023

                 See Notes to consolidated financial statements.

                 MISSISSIPPI VIEW HOLDING COMPANY AND SUBSIDIARY


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1997 (Unaudited)


Note 1:  PRINCIPLES OF CONSOLIDATION
         The unaudited consolidated financial statements as of and for the three and nine month periods ended June 30, 1997, include the accounts of Mississippi View Holding Company (the "Company") and its wholly owned subsidiary Community Federal Savings & Loan Association of Little Falls (the "Association"). All significant intercompany accounts and transactions have been eliminated in consolidation.


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three and nine month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

         Reclassification: Certain items previously reported have been reclassified to conform with the current period's reporting format.


Note 3.  RECENT ACCOUNTING PRONOUNCEMENTS.
         Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities. The FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities (SFAS No. 125) and SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 (SFAS No.127) in June and December 1996, respectively. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinquishments of liabilities. It requires entities to recognize servicing assets and liabilities for all contracts to service financial assets, unless the assets are securitized and all servicing is retained. The servicing assets will be measured initially at fair value, and will be amortized over the estimated useful lives of the servicing assets. In addition, the impairment of servicing assets will be recognized through a valuation allowance. SFAS No. 125 also addresses the accounting and reporting standards for securities lending, dollar-rolls, repurchase agreements and similar transactions. The Company will prospectively adopt SFAS No. 125 on January 1, 1997. However, in accordance with SFAS No. 127, the Company will defer adoption of the standard as it relates to securities lending, dollar-rolls, repurchase agreements and similar transactions until January 1, 1998. The Company does not expect the adoption of SFAS No. 125 to have a material impact on its consolidated financial statements.

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

         Disclosure of Information about Capital Structure. The FASB issued SFAS No. 129, Disclosure of Information about Capital Structure, which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure by consolidation of disclosure requirements under various present accounting standards.




           Management's Discussion and Analysis of Financial Condition for September 30, 1996 and June 30, 1997

         General. Total assets of Mississippi View Holding Company, (the "Company") decreased by $236,113 from September 30, 1996, to June 30, 1997. The reduced assets were the net result of increased loans receivable of $1,108,599, increased accrued interest receivable of $26,731 offset by reduced cash equivalents of $677,250, reduced securities of $469,991, reduced tax deferred assets of $163,903 and reduced other assets of $62,444.

         Cash and Cash Equivalents. Cash and cash equivalents consisting of interest-bearing and noninterest bearing deposits, decreased $677,250. Liquidity decreased primarily due to deposit withdrawals and the purchase of treasury stock exceeding maturing security investments and cash provided by operating activities.

         Securities Available for Sale. Securities available for sale increased $1,622,105. Security purchases exceeded maturities and principal payments increasing the portfolio by $141,990. In addition, the mark to market value of these securities increased by $1,489,963 of which $1,006,684 was due to an error in the recorded number of shares of stock of the Federal Home Loan Mortgage Corporation (FHLMC) owned by the Association on September 30, 1996. The additional shares issued in a previous 3-for-1 stock split were not recorded which resulted in the amount of stock owned being understated by 8,792 shares. The market value adjustment had no effect on net income or earnings per share but did have an effect on certain balance sheet items and their corresponding ratios. Any future increase or decrease in the market value of such securities will have a corresponding positive or negative effect on stockholders' equity.

         Securities Held to Maturity. Debt and mortgage-backed securities held to maturity decreased $2,092,096, or 22.51%, from $9,294,092 on September 30, 1996, to $7,201,996 on June 30, 1997. Maturing debt securities of $1,749,672 and principal amortization of mortgage-backed securities of $538,424 were offset by purchases of certificates of deposit of $196,000. This liquidity was used to supplement increased lending activities and deposit withdrawals.

         Loans Held for Sale. Loans held for sale increased $31,927 from $178,663 (3 loans) on September 30, 1996, to $210,590 (5 loans) on June 30,
1997. This increase was the result of seasonal activity. Management's strategy is to sell in the secondary market lower-yielding fixed rate mortgage loans rather than maintaining them for portfolio. These loans are presold in the secondary market prior to origination. The balance is the amount sold, yet unfunded as of the period end.

         Loans Receivable, Net. Loans receivable increased $1,076,672, or 2.50%, from $43,070,281 on September 30, 1996, to $44,146,953 on June 30, 1997. This
increase was due to new loan originations exceeding principal amortizations and loan payoffs.

         Foreclosed Real Estate. Foreclosed real estate remained unchanged from September 30, 1996, to June 30, 1997, at $0.00.

         Deferred Tax Asset. Deferred tax asset, net of valuation allowance, decreased $163,903 during this nine month period primarily as a result of the reversing temporary difference in the SAIF assessment tax deduction.

         Other Assets. Other assets decreased $62,444, or 10.49%, from $595,208 as of September 30, 1996, to $532,764 as of June 30, 1997. This decrease was the result of a reduced accrued income tax refund of $23,892, the reduced prepaid federal deposit insurance premium of $29,410, and reduced prepaid insurance of $15,296.

         Deposits. Deposits, after interest credited, decreased by $1,179,304, or 2.09%, to $55,351,890 at June 30, 1997, from $56,531,194 at September 30,
1996. The decrease was due, in part, to management's deposit pricing strategy.

         Advances from Borrowers for Taxes and Insurance. Advances from borrowers for taxes and insurance decreased $87,711 from $138,530 on September 30, 1996, to $50,819 on June 30, 1997, due to the cyclical nature of these payments.

         Deferred Tax Liability. Deferred tax liability increased from $0.00 at September 30, 1996, to $555,084 on June 30, 1997 due primarily to the increase in net unrealized gains on available for sale securities. See also "Securities Available for Sale"

         Other Liabilities. Other liabilities decreased by $304,230, or 33.77%, from $900,850 on September 30, 1996, to $596,620 on June 30, 1997. Decreased liabilities resulted from reduced custodial account balances for servicing on sold loans of $11,891, payment of the Savings Association Insurance Fund (SAIF) assessment during the fourth quarter 1996 of $362,557, reduced accrued compensation and bonus expenses of $25,515, and reduced accrued audit expense of $13,585. These liability decreases were offset by increased deferred executive compensation of $15,849, a cash dividend of $65,499 declared by the Company payable on August 15, 1997, and a five year pledge/commitment of $26,250, of which $20,250 is outstanding at June 30, 1997, to Unity Family Healthcare/St. Gabriel's Hospital, a local healthcare/hospital facility, for renovation and expansion.

         Stockholders' Equity. Stockholders' equity increased by $730,348, or 5.87%, from $12,440,245 on September 30, 1996, to $13,170,593 on June 30, 1997.
This increase is the net effect of the following changes in equity: a paid in capital increase of $21,402 resulting from the fair market value adjustment to earned and committed to be released Employee Stock Ownership Plan ("ESOP") shares, net of taxes, and the permanent tax/book benefit resulting from the vesting of Management Stock Bonus Plan (MSBP) shares; an increase of $48,882 as a result of accounting for earned ESOP shares; an increase of $50,909 as a result of accounting for earned MSBP shares; an increase of $893,978 resulting from an increase in net unrealized gains on available for sale securities (see also "Securities Available for Sale"); an increase of $555,108 from net operational income for the nine month period just ended; a decrease to retained earnings due to a dividend declared and paid of $119,790, and a decrease of $720,141 resulting from open market purchases of common stock of the Company.


           Comparison of Operating Results for the Three Months Ended
                             June 30, 1997 and 1996


         Net Income. Net income increased by $11,840, for the three months ended June 30, 1997, when compared to the three months ended June 30, 1996. Due to interest income increasing and interest expense decreasing, net interest income increased by $23,347. Noninterest expense decreased more than noninterest income, but was offset by increased income tax expense. Therefore, income for the comparative three month periods ended June 30, 1997 and 1996 were $207,981 and $196,141, respectively.

         Total Interest Income. Interest income increased $10,675, or 0.83%, from $1,280,940 for the three month period ended June 30, 1996, to $1,291,615 for the three month period ended June 30, 1997. Interest income from loans receivable increased $45,057 due to the increase in the average loan balances offset by lower rates paid on such balances over the period. Available for sale security investment income increased $30,348 due to the increased average rate of return of these investments. Held to maturity investment security income decreased $64,730 due to a decrease in the average balance of such securities as maturities were not reinvested in such investments.

         Total Interest Expense. Interest expense decreased $12,672, or 2.00%, for the comparative three month periods ending June 30, 1996 and 1997. This decrease was due to lower average deposit balances.

         Net Interest Income. Net interest income increased $23,347, or 3.61%, from $647,192 for the three months ended June 30, 1996, to $670,539 for the three month period ended June 30, 1997. The Company's net interest rate spread improved from 2.92% to 3.11% as the yield earned on interest-earning assets increased faster then the cost of interest-bearing deposits.

         Provision for Loan Losses. The Association currently maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Association's past loss experience, adverse situations that may affect the borrowers' ability to repay loans, estimated value of the underlying collateral, and current and expected market conditions. Provisions for loan losses decreased by $1,451 from June 30, 1996 to June 30, 1997. Management's assessment of the loan portfolio and market conditions determined that no provisions needed to be recorded at this time. While management maintains its allowance for losses at a level which it considers to be adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts.

         Due to the size of the institution and the minimal amount of nonperforming loans the percentage of nonperforming loans to allowance for loan losses will seem high. Movement of even one loan into or out of nonperforming status per reporting period may result in a large percentage change due to the size of the portfolio.

         Noninterest Income. Noninterest income decreased by $17,402, or 22.25%, during the three month period ended June 30, 1997, as compared to the same period ended June 30, 1996. This decrease was due to reduced fee and service charge fee income of $7,811 and reduced other noninterest income of $12,590. The noninterest income decrease was the result of a tax settlement between our data processor and the IRS, from which we received a payment of $11,900 in June of 1996. These decreases were offset by a $3,095 increase in the gain on sale of real estate owned.

         Noninterest Expense. Noninterest expense decreased $18,719, or 4.46%, from $419,296 to $400,577 during the comparative three month periods ending June 30, 1996 and 1997, respectively. The decreased noninterest expense was the result of the reduced federal deposit insurance of $21,963 due to the recapitalization of the SAIF in September 1996 and other expenses of $17,251 offset by increased compensation of $19,718, of which $6,350 is due to an adjustment for the current fair value of the vested ESOP shares exceeding the value at the time of purchase.

         Income Tax. Income tax expense increased $14,275, or 13.16%, from $108,504 for the three month period ended June 30, 1996, to $122,779 for the three month period ended June 30, 1997, primarily due to increased earnings.

            Comparison of Operating Results for the Nine Months Ended
                             June 30, 1997 and 1996


         Net Income. Net income decreased $72,211, or 11.51%, from $627,319 for the nine months ended June 30, 1996, to $555,108 for the nine months ended June 30, 1997. Noninterest income decreased $151,579 offset by reduced noninterest expense of $8,452 and reduced income tax expense of $69,049.

         Total Interest Income. Interest income decreased $18,024, or 0.46%, from $3,887,398 for the nine month period ended June 30, 1996, to $3,869,374 for the nine month period ended June 30, 1997. Interest income from loans receivable increased $83,992 due to the increase in the average loan balances offset by lower rates paid on such balances over the period. Available for sale security investment income increased $161,799 due to the increase in the average investment balance along with increased average rate of return of these investments. Held to maturity investment security income decreased $263,815 due to a decrease in the average balance of such securities as maturities were not reinvested in such investments.

         Total Interest Expense. Interest expense decreased $16,166, or 0.85%, for the comparative nine month periods ending June 30, 1996 and 1997. This decrease was due to lower rates paid on deposits offset somewhat by an increase in the average balance of deposits.

         Net Interest Income. Net interest income decreased $1,858, or 0.09%, from $1,994,809 for the nine months ended June 30, 1996, to $1,992,951 for the nine month period ended June 30, 1997. The Company's interest rate spread improved from 3.01% to 3.09% as the yield earned on interest earning assets increased faster than the cost of interest-bearing deposits.

         Noninterest Income. Noninterest income decreased by $151,579, or 52.20%, during the nine month period ended June 30, 1997, as compared to the same period ended June 30, 1996. This decrease was primarily due to a gain on sale of loans, a contingency recovery, and a payment received from the Association's previous data processor recorded during the nine months ended June 30, 1996.

         Noninterest Expense. Noninterest expense decreased $8,452, or 0.68%, from $1,246,714 to $1,238,262 during the comparative nine month periods ending June 30, 1996 and 1997, respectively. The decrease was the result of reduced deposit insurance premiums of $50,615 and other expenses of $8,095 offset by increased compensation and benefits of $44,389 and increased data processing costs of $8,286.

         Income Tax. Income tax expense decreased $69,049 or 16.95%, from $407,460 for the nine month period ended June 30, 1996, to $338,411 for the nine month period ended June 30, 1997, primarily due to decreased earnings.

                        Non-performing and Problem Assets


         The following table sets forth information regarding non-accrual loans, real estate owned, and other repossessed assets, and loans 90 days or more delinquent but on which the Association was accruing interest at the date indicated.

                                                                           At June 30,
                                                                  -----------------------------
                                                                       1997           1996
                                                                  --------------  -------------
                                                                          (In Thousands)
                                                                  -----------------------------
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units ................     $     187        $     92
  All other mortgages ..........................................             -             208
Non-mortgage loans:
  Commercial business loans ....................................             -               -
  Consumer loans ...............................................             6              21
                                                                  --------------  -------------
Total ..........................................................           193             321

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Construction loans ...........................................             -               -
  Permanent loans secured by 1-4 dwelling units ................            40              31
  All other mortgage loans .....................................             -               -
Non-mortgage loans:
  Consumer loans ...............................................             -               -
                                                                  --------------  -------------
Total ..........................................................            40              31
                                                                  --------------  -------------
Total non-accrual and accrual loans ............................           233             352
                                                                  --------------  -------------
REO (net) ......................................................             -               -
Other non-performing assets ....................................             -               -
                                                                  --------------  -------------
Total non-performing assets ....................................          $233            $352
                                                                  ==============  =============

Total non-accrual and accrual loans to net loans ...............         0.53%           0.84%
Total non-accrual and accrual loans to total assets ............         0.33%           0.51%
Total non-performing assets to total assets ....................         0.33%           0.51%
Allowance for loan losses to non-performing loans ..............       370.26%         248.90%


Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was $7,935 for the nine month period ended June 30, 1997. No interest income on non-accrual loans was included in income for the nine month period ended June 30, 1997.

                               Capital Compliance

         The following table sets forth the Association's capital position at June 30, 1997, as compared to the minimum regulatory capital requirements imposed on the Association by the Office of Thrift Supervision ("OTS") at that date.

                                                 At June 30, 1997
                                         ---------------------------------
                                                            Percentage of
                                            Amount         Adjusted Assets
                                         ------------      ---------------

            GAAP Capital.................$ 11,745,636           16.83%
                                          ===========      ===============

             Tangible Capital: (1)
              Regulatory Requirement.....$  1,019,189            1.50%
              Actual Capital.............  10,647,406           15.67%
                                          -----------      ---------------
                  Excess.................$  9,628,217           14.17%
                                          ===========      ===============

            Core Capital: (1)
              Regulatory Requirement.....$  2,038,378            3.00%
              Actual Capital.............  10,647,406           15.67%
                                          -----------      ---------------
                  Excess.................$  8,609,028           12.67%
                                          ===========      ===============

           Risk-Based Capital: (2)
              Regulatory Requirement     $  2,695,680            8.00%
              Actual Capital.............  11,074,056           32.86%
                                          -----------      ---------------
                  Excess.................$  8,378,376           24.86%
                                          ===========      ===============

(1) Regulatory capital reflects modifications from GAAP capital due to valuation adjustments for available for sale securities and unallowable mortgage servicing rights.

(2)  Based on risk  weighted  assets of $33,695,998.

                               Liquidity Resources

         The Association is required to maintain minimum levels of liquid assets as defined by the OTS regulations. The OTS minimum required liquidity ratio is 5% and the minimum short term liquidity is 1%. At June 30, 1997, the Association's total liquidity was 23.03%. Short term liquidity at June 30, 1997, was 15.06%. Both levels were well in excess of regulation requirements. The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, loan funding commitments, and repayment of borrowings, when applicable. The Association adjusts it liquidity level as appropriate to meet its asset/liability objectives.

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

                              Key Operating Ratios

The table below sets forth certain performance ratios of the Company for the periods indicated.

                                           At or for the Three Months      At or for the Nine Months
                                                 Ended June 30,                  Ended June 30,
                                           --------------------------      -------------------------
                                              1997 (1)    1996 (1)           1997 (1)     1996 (1)
                                           -----------    -----------      ------------  -----------
Performance Ratios:
  Return on average assets (net income
    divided by average total assets) ...        1.22%       1.13%                 1.08%     1.21%
  Return on average equity (net income
    divided by average equity) .........        6.91%       6.14%                 6.15%     6.23%
  Average interest earning assets to
    average interest bearing liabilities      123.92%     123.65%               123.16%   124.53%
  Net interest rate spread .............        3.11%       2.92%                 3.09%     3.01%
  Net yield on average interest-earning
    assets .............................        3.99%       3.81%                 3.95%     3.92%
  Net interest income after provision
    for loan losses to total
    other expenses......................      167.39%     154.01%               160.95%   159.71%

Capital Ratios:
  Book value per share (2) .............     $ 16.09    $  14.02               $ 16.09  $  14.02
  Average equity to average assets ratio
   (average equity divided by average
   total assets) .......................       17.61%     18.44%                 17.57%    19.36%
  Stockholders' equity to assets at
  period end ...........................       18.88%     18.40%                 18.88%    18.40%

(1) The ratios for the three and nine month periods are annualized where appropriate.

(2) Based upon shares outstanding at June 30, 1997 and 1996, of 818,743 and 909,714 respectively.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not Applicable


Item 2.  Changes in Securities

         Not Applicable

Item 3.  Default Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits - Exhibit 11 - Statement re Computation of Per Share Earnings.
                  - Exhibit 27 - Financial Data Schedule (only included in
                    electronic  filing)
     (b) Reports on Form 8-K - On April 2, 1997, the Company filed a Form 8-K announcing OTS approval to implement a stock repurchase program.

                        MISSISSIPPI VIEW HOLDING COMPANY

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Mississippi View Holding Company


         Date:      08/04/97    By: /s/ Thomas J. Leiferman
                -------------       --------------------------------
                                    Thomas J. Leiferman

                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


         Date:       08/04/97   By: /s/ Larry D. Hartwig
                -------------       -----------------------------
                                    Larry D. Hartwig

                                    Vice President
                                    (Principal Accounting and Financial Officer)