Form 10KSB40
period 1997-09-30
MISSISSIPPI VIEW HOLDING CO
filed 1997-12-29
CIK 933404

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended September 30, 1997,
                                                             -------------------

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from
                         to                     .
       ----------------     -------------------

Commission File No. 0-25546

                        MISSISSIPPI VIEW HOLDING COMPANY
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

Minnesota                                                      41-1795363
---------------                                             ------------------
(State or Other Jurisdiction of Incorporation                I.R.S. Employer
or Organization)                                            Identification No.

35 East Broadway, Little Falls, Minnesota                        56345
-----------------------------------------                    --------------
(Address of Principal Executive Offices)                       (Zip Code)

Issuer's Telephone Number, Including Area Code:         320-632-5461
                                                        ------------

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

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained  herein,  and will not be contained,
                              ---
to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State issuer's revenues for its most recent fiscal year.   $739,715

        As of December 9, 1997, there were issued and outstanding 740,243 shares of the registrant's Common Stock.

        The Registrant's voting stock trades on the Nasdaq SmallCap market under the symbol "MIVI." The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on December 9, 1997, was $8,018,784 ($18.00 per share based on 445,488 shares of Common Stock outstanding).

Transition Small Business Disclosure Format (check one)
YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of the Annual Report to Stockholders for the Fiscal Year ended September 30, 1997. (Parts I, II, and IV)
      2.    Portions  of  the  Proxy   Statement  for  the  Annual   Meeting  of
            Stockholders. (Part III)

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

        The Association attracts deposits from the general public and uses such deposits, without outside borrowings, primarily to invest in investment securities and to originate loans secured by first mortgages on owner-occupied, one- to four-family residences in its market area. The Association's loan portfolio predominantly consists of both adjustable-rate and fixed-rate mortgage loans secured by single family residences and, to a much lesser extent, commercial mortgage and construction loans. The Association also makes consumer loans, consisting of savings account loans, home improvement loans, new and used auto loans, recreational vehicle loans, home equity line of credit loans, and unsecured loans.

        The principal sources of funds for the Association's lending activities are deposits and the amortization, repayment, and maturity of loans and investment securities. The Association does not rely on brokered deposits. Principal sources of income are interest on loans and investment securities. The Association's principal expense is interest paid on deposits.

Market Area and Competition

        The Association's primary market area consists of Morrison County, Minnesota. Morrison County has traditionally been one of the lower income areas of the state and has carried a comparatively higher unemployment rate than other areas of the state. The county has been successful in recent years in attracting new and in retaining existing businesses through the progressive activities of its County Board, Little Falls City Council, Little Falls Economic Development Authority, Morrison County Rural Finance Development Authority, and Community Development of Morrison County Corporation. Little Falls financial institutions, including the Association, have demonstrated cooperation in providing needed expertise and gap financing to facilitate the community development process. Morrison County is the home of three major recreational boat manufacturers; Larson, Crestliner, and Glastron. The financial performance and employment size of the recreational boat industry have historically been highly cyclical. Also located in Morrison County are a hospital, a paper mill, a national mailing distributor, and Camp Ripley, a prominent National Guard training facility. Little Falls is the county seat of Morrison County. According to the Minnesota Department of Agriculture, Morrison County is the third largest dairy producing county in the State.

        The Association encounters strong competition both in the attraction of deposits and origination of real estate and other loans. Competition comes primarily from eight banks and two credit unions with offices in its market area. In addition, the Association competes with investment and mortgage banking companies that operate in the area. Due to their size, some of the Association's competitors possess greater financial and marketing resources. Based on published figures, the Association is the only thrift institution headquartered in Morrison County, Minnesota, and third largest financial institution headquartered in Morrison County, Minnesota on the basis of assets as of June 30, 1997. The Association competes for savings accounts by offering depositors competitive interest rates and a high level of personal service. Over the past five years, the Association has added low cost noninterest bearing checking accounts, safety deposit boxes, a drive-up

ATM, plastic cash and check cards, checking account overdraft protection and home equity line of credit loans in order to remain competitive in its market.

     Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Association's loan portfolio by type of loan on the dates indicated:

                                                                At September 30,
                                             -------------------------------------------------------
                                                       1997                            1996
                                             -----------------------        ------------------------
                                                $               %               $               %
                                             -------        --------        ---------        --------
                                                                  (Dollars in Thousands)

Type of Loans:
  Construction ...........................      953           2.07%             627           1.40%
  Residential (includes held for sale)(1)    34,152          74.16%          33,682          75.54%
  Commercial real estate .................    1,227           2.67%           1,417           3.18%
  Commercial business ....................      393           0.85%             351           0.79%
  Consumer loans (includes held for sale):
  Low document mortgage (2) ..............    1,036           2.25%           1,619           3.63%
  Other consumer and land ................    8,289          18.00%           6,894          15.46%
                                             ------         ------           ------         ------

  Total loans ............................   46,050         100.00%          44,590         100.00%
                                                            ======                          ======
Less:
  Loans in process .......................      310                             228
  Deferred loan origination fees and costs      269                             236
  Allowance for loan losses ..............      861                             877
                                             ------                          ------
Total loans, net .........................   44,610                          43,249
                                             ======                          ======

-----------------------------
(1)   Includes one- to four-family and multi-family residential real estate.
(2) Consists primarily of second mortgage and low documentation mortgage loans with terms of ten years or less.

     Loan Maturity Tables. The following table sets forth the maturity of Association's loan portfolio at September 30, 1997. The table does not include prepayments of scheduled principal repayments which totaled $5.5 million and $6.0 million for the years ended September 30, 1997 and 1996, respectively. All mortgage loans are shown as maturing based on contractual maturities.


                                                     Land, Multi
                                        1-4 Family    Family &                   Commercial
                                        Real Estate  Commercial                  Business &
                                          Mortgage  Real Estate    Construction   Consumer    Total
                                        ----------- -----------    ------------- ----------   -----
                                                             (Dollars in Thousands)
                                        -----------------------------------------------------------
Non-performing ........................  $    223    $     --        $   --      $     11  $    234
Amounts Due:
  Within 3 Months .....................        17         182           692           319     1,210
  3 Months to 1 Year ..................       143           3           261           416       823

After 1 Year:
  1 to 3 Years ........................       452         301            --         3,492     4,245
  3 to 5 Years ........................       930          73            --         3,019     4,022
  5 to 10 Years .......................     2,301         125            --           998     3,424
  10 to 20 Years ......................    14,590         937            --         1,463    16,990
  Over 20 Years .......................    15,028          74            --            --    15,102
                                         --------    --------        ------      --------  --------
     Total due after one year .........    33,301       1,510            --         8,972    43,783
                                         --------    --------        ------      --------  --------
     Total amount due .................  $ 33,684    $  1,695        $  953      $  9,718  $ 46,050
                                         ========    ========        ======      ========

Less:
  Allowance for loan loss .............                                                         861
  Undisbursed portion of mortgage loans                                                         310
  Deferred loan fees ..................                                                         269
                                                                                           --------
     Loans receivable, net ............                                                    $ 44,610
                                                                                           ========


     The following table sets forth the dollar amount of all loans due after September 30, 1998, which have pre-determined interest rates and which have floating or adjustable interest rates.
                                           Fixed        Floating or
                                           Rates      Adjustable Rates    Total
                                           -----      ----------------    -----
                                                  (Dollars in Thousands)
                                           -------------------------------------
One-to four-family ................        $ 9,349        $23,952        $33,301
Commercial real estate ............            965            545          1,510
Consumer ..........................          7,687          1,285          8,972
                                           -------        -------        -------
   Total ..........................        $18,001        $25,782        $43,783
                                           =======        =======        =======

        One- to Four-Family Residential Loans. The Association's primary lending activity consists of the origination of single family residential mortgage loans secured by property located in the Association's primary market area. The Association generally originates one-to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property. The Association requires private mortgage insurance on loans originated at 80 to 95% of the lesser of the appraised value or selling price. Loans equal to 100% of the lesser of appraised value or selling price are offered if insured by Farmers Home Administration ("FmHA") or the Veterans Administration ("VA"). Loans with a 95 to 98% loan to value ratio are offered if insured by the U.S. Department of Housing and Urban Development ("HUD"). Loans insured by other agencies are sold on the secondary market.

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

        The Association primarily originates for its portfolio adjustable-rate mortgage loans with up to 30 year terms that adjust annually based upon the one-year Treasury Bill rate and fixed rate mortgage loans with 15 year terms. The Association also originates 20 and 30 year fixed-rate mortgage loans for sale in the secondary market. The Association had limited success in originating ARMs during periods of prevailing low market interest rates. ARMs generally have a 2% cap on any change in the interest rate per year, with an overall limit of 6% on any increase or decrease over the life of the loan. Although the Association occasionally offers discounts on the interest rate on its ARMs during the first year of the mortgage loan for competitive reasons, generally it determines a borrowers ability to pay at the maximum second year rate. Three year balloon mortgages are offered on greater than forty acre parcels, seasonal dwellings, multi-collateral parcels, and one- to four-unit rental properties.

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

        Interest rates charged on fixed-rate mortgage loans are competitively priced based on market conditions and the Association's cost of funds. The origination fees for fixed rate loans were generally 1% at September 30, 1997. Generally, the Association's standard underwriting guidelines for fixed rate mortgage loans conform to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("Fannie Mae") guidelines. The Association currently sells essentially all 30-year fixed-rate mortgage loans in the secondary market, servicing released. As of September 30, 1997, the Association's portfolio of loans previously originated, sold, and serviced for others totaled approximately $2.4 million.

        Multi-Family and Commercial Real Estate Loans. The Association originates a limited number of commercial real estate and multi-family real estate loans. Commercial loans must be approved by the President, who has authority to lend up to $500,000 on secured commercial real estate loans. Any loan in excess of this limit must be approved in advance by the Board of Directors. The President, informs the Board of Directors at their monthly meeting of all commercial real estate loans originated during the previous month. The Association's commercial real estate loan portfolio consists of seasoned permanent loans secured by improved property such as retail stores, manufacturing facilities, and other non-residential buildings. As of September 30, 1997, the Association had multi-family and commercial real estate loans totaling $2.2 million, or 4.87% of the Association's loan portfolio of which $840,550 were secured by multi-family real estate.

        Loans secured by multi-family and commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project or business. If the cash flow from the project or business is reduced, the borrower's ability to repay the loan may be impaired. As of September 30, 1997, the largest permanent multi-family and commercial real estate loan was secured by a commercial property in Little Falls, Minnesota and had a balance of $532,357 and payments were current.

        Construction Loans. The Association primarily makes loans to construct single-family owner occupied homes which upon completion of construction convert to permanent financing. For at least the past 10 years, the Association has not made construction loans to builders for the purpose of spec homes.

        Construction loans are made to owners for construction of their primary residence on a construction/permanent basis. Construction/permanent loans to owner/borrowers have either fixed or adjustable rates and are underwritten in accordance with the same terms and requirements as the Association's permanent mortgages on existing properties except that the building contractor must meet the Association's Board approved construction lending policy. The loans generally provide for disbursements of loan proceeds in stages during a construction period of up to six months. Borrowers are required to pay accrued interest on the outstanding balance monthly during the construction phase. At September 30, 1997, there was $953,265 outstanding in construction loans to owner/borrowers with $271,924 in outstanding loans in process allocated to these projects. The Association originated $1.4 million in construction loans on one- to four-family properties during fiscal 1997.

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

        The Association is not engaged in any other significant loans for commercial development, land acquisition, and development of condominiums or apartment buildings.

        Consumer and Other Loans. The Association also offers consumer and other loans in the form of first and second low document three year balloon mortgages with 10 to 20-year amortizations which totaled $3.1 million and $3.2 million at September 30, 1997 and 1996, respectively, and automobile, recreational vehicle and mobile home loans, home improvement loans, home equity lines of credit, savings account loans, and commercial business loans which totaled $6.5 million and $5.6 million at September 30, 1997 and 1996, respectively. At September 30, 1997, 4.65% of total loans consisted of second mortgage loans. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of an institution's assets. In addition, a federal thrift has lending authority above the 35% category for certain consumer loans, property improvement loans, and loans secured by savings accounts. The Association originates consumer loans in order to provide a wider range of financial services to its customers. Consumer loans have shorter terms and higher interest rates than mortgage loans, however, they are more costly to originate and administer and generally involve more credit risk than mortgage loans because of type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness, and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. The Association believes that the generally higher yields earned on consumer loans compensate for the increased credit risk and administration costs associated with such loans and that consumer loans are important to its efforts to increase the interest rate sensitivity and shorten the average maturity of its loan portfolio.

        In connection with consumer loan applications, the Association verifies the borrower's income and reviews a credit bureau report. In addition, the relationship of the loan to the value of the collateral is considered and the borrower debt to income ratio must meet the Association's underwriting guidelines.

         Federal thrift institutions are permitted to make secured or unsecured loans for commercial, corporate, business, or agricultural purposes, including the issuance of letters of credit secured by real estate, business equipment, inventories, accounts receivable, and cash equivalents. The aggregate amount of such loans outstanding may not exceed 20% of such institution's assets. Amounts in excess of 10% of the institution's assets must be used for qualifying small business loans.

        The Association makes commercial business loans on a secured basis and generally requires collateral consisting of real estate, accounts receivable, inventory, and equipment. The Association's commercial business loans primarily consist of short term loans for equipment, working capital, business expansion, and inventory financing. The Association customarily reviews the financial statements and income tax returns of the guarantors. The origination of commercial loans must be approved by the President of the Association who has authority to lend up to $500,000 on secured nonmortgage loans and $100,000 on unsecured commercial lending. Any loan in excess of these limits must be approved by the Board of Directors. Each month the President reports all commercial loans originated the previous month to the Board of Directors. As of September 30, 1997, the Association had approximately $1.3 million in outstanding commercial business loans, which represented approximately 2.8% of its loan portfolio.

        Loan Purchases. It is the current policy of the Association not to purchase loans. Although some loans that were purchased in the past still remain, the Association has not purchased any material amounts of whole loans or loan participations since 1984. In 1984, the Association purchased approximately $3.5 million in loans from a third party originator. These loans were secured by residential, multi-family, and commercial properties in various states. The originator eventually filed for bankruptcy and the Association wrote off approximately $700,000 of such loans in 1986. Approximately $55,074 of these loans remained in the Association's loan portfolio at September 30, 1997. The Association has made reserves for these loans and does not expect any further loss provisions; however, no assurance can be given that additional reserves will not be required. Furthermore, the Association also purchased whole loans or participations therein throughout the country, such loans being secured by one- to four-family residential, multi-family, commercial, and land-tract development real estate. At September 30, 1997, $699,080 or 1.57% of the Association's total loan portfolio consisted of purchased loans. Although it is the current policy of the Association not to purchase whole loans or participations in loans, no assurances can be given that the Association will not purchase loans or participations therein in the future.

        Loan Approval Authority and Underwriting. Certain loan officers may approve loans on one- to four-family residences up to $50,000. The Loan Committee has the authority to approve loans on one- to four-family residences above $50,000 up to $150,000. Loans on one- to four-family residences exceeding $150,000 requires the Board of Director's approval. Certain loan officers may approve consumer loans in a range from $20,000 to $50,000 as defined in the lending policy if secured by real estate mortgages on owner occupied residences with a loan to value of 80% or less and up to 100% of loan to value on home equity lines of credit.

        For all loans originated by the Association, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered, income and certain other information is verified, and if necessary, additional financial information is requested. If an appraisal of the real estate intended to secure the proposed loan is required, the appraisal is performed by a state certified independent appraiser designated and approved by the Board of Directors. The Association makes construction/permanent loans on individual properties. Funds advanced during the construction phase are held in a loan-in-process account and disbursed based upon various stages of completion. The independent appraiser or loan officer determines the stage of completion based upon a physical inspection of the construction. The Association requires title insurance on all loans originated for sale on the secondary market. Title insurance is also required where a purchase of real estate is involved and on all fixed rate loans. Borrowers must also obtain hazard or flood insurance (for loans on property located in a flood zone) prior to closing the loan. For loans in excess of 80% of the loan to value ratio, borrowers are generally required to advance funds on a monthly basis together with each payment of principal and interest to an escrow account from which the Association makes disbursements for items such as real estate taxes and hazard insurance premiums.

        Loan Commitments. With the exception of some low document installment loans, the Association issues written, formal commitments to prospective borrowers on real estate approved loans. The commitment usually requires acceptance within 60 days of the date of issuance, however, on loans originated for sale in the secondary market, the term depends on the time remaining on the rate lock. As of September 30, 1997, the Association had $660,750 of commitments to originate mortgage loans.

         Loan Processing Fees. In addition to interest earned on loans, the Association recognizes service charges which consist primarily of loan application fees, processing fees, and late charges. The Association recognized loan processing fees of $79,000 and $71,000 for the fiscal years ended September 30, 1997 and 1996, respectively.

        Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus, calculated as the sum of the Association's core and supplementary capital included in total capital, plus the balance of the general valuation allowances for loan and lease losses not included in supplementary capital, plus investments in subsidiaries that are not included in calculating core capital, or $500,000, whichever is higher. The Association's maximum loan-to-one borrower limit was approximately $1.8 million as of September 30, 1997. At September 30, 1997, the Association's largest aggregate loans to one borrower relationship consisted of several loans secured by a commercial property, business inventory, and residential real estate with a balance of $818,854 and all payments were current.

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

         Real estate acquired by the Association as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When foreclosed real estate is acquired, it is recorded at the fair value at the date of foreclosure. Valuations are periodically performed by management and subsequent charges to operations are taken when it is determined that the carrying value of the property exceeds the estimated net realizable value. The Association was the owner of property classified as real estate owned and other repossessed assets, with original loan balances of $15,700 that had been written down to $0.00 at September 30, 1997. See " - Classified Assets."

         Non-performing and Problem Assets. The following table sets forth information regarding non-accrual loans, real estate owned, and other repossessed assets, and loans 90 days or more delinquent but on which the Association was accruing interest at the date indicated.

                                                                At September 30,
                                                                ----------------
                                                                  1997    1996
                                                                -------- -------
                                                                  (In Thousands)
                                                                ----------------
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units ................ $  190  $   --
  All other mortgage loans .....................................     --      --
Non-mortgage loans .............................................     11      17
                                                                 ------  ------
Total ..........................................................    201      17

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Construction loans ...........................................     --      --
  Permanent loans secured by 1-4 dwelling units ................     33      31
  All other mortgage loans .....................................     --      --
Non-mortgage loans .............................................     --      --
                                                                 ------  ------
Total ..........................................................     33      31
                                                                 ------  ------
Total non-accrual and accrual loans ............................    234      48
                                                                 ------  ------
Real estate owned (net) ........................................     --      --
Other non-performing assets ....................................     --      --
                                                                 ------  ------
Total non-performing assets .................................... $  234  $   48
                                                                 ======  ======

Total non-accrual and accrual loans to net loans ...............   0.52%   0.11%
Total non-accrual and accrual loans to total assets ............   0.34%   0.07%
Total non-performing assets to total assets ....................   0.34%   0.07%


        Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was $8,506 and $1,148 for the fiscal years ended September 30, 1997 and 1996, respectively. No interest income on non-accrual loans was included in income for the fiscal years ended September 30, 1997 and 1996.

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

        At September 30, 1997, The Association's classified assets consisted of special mention loans of $621,197, substandard loans of $1,051,991, and doubtful loans of $0.00. A $861,170 general reserve allowance was established for both classified and unclassified assets. Assets classified as "loss" totaled $15,700 with a $15,700 specific reserve established. The Association had delinquent loans of 60 days or more of $246,455.

        Doubtful loans may be classified due to particular aspects of the loan; such as, delinquency, high loan-to-value ratio, poor market conditions, future employment of owner, or environmental issues. As of September 30, 1997, no loans were classified doubtful, therefore, no doubtful loans are reflected as non-performing loans in the prior table.

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

        Impaired loans, including all loans that are restructured in a troubled debt restructuring involving a modification of terms, are measured at the present value of expected future cash flows discounted at the loan's initial effective interest rate. The fair value of the collateral of an impaired collateral-dependent loan or an observable market price, if one exists, may be used as an alternative to discounting. If the measure of the impaired loan is less than the recorded investment in the loan, impairment is recognized through the allowance for loan losses. A loan is considered impaired when, based on current information and events, it is probable that the Association will be unable to collect all amounts due according to the contractual terms of the loan agreement.

         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

       Allocation of Allowance for Loan. The following table sets forth the allocation of the Association's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses that may occur within the loan category because the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                    At September 30,
                                  -----------------------------------------------------
                                               1997                         1996
                                  ------------------------     ------------------------
                                             Percent of                   Percent of
                                           Loans to Total               Loans to Total
                                  Amount        Loans          Amount       Loans
                                  ------   ---------------     ------   ---------------
                                                  (Dollars in Thousands)
At end of period allocated to:
  One-to four-family residential
   (includes held for sale) ....   $726          89.11%          $746       88.41%
  Multi-family and commercial
   real estate .................     93           3.73%           102        5.07%
  Construction .................      3           2.07%             3        1.40%
  Consumer and other loans .....     39           5.09%            26        5.12%
                                   ----         ------           ----      ------
      Total allowance ..........   $861         100.00%          $877      100.00%
                                   ====         ======           ====      ======


         Due to the size of the institution and the minimal amount of non-performing loans (see - "Non-performing and Problem Assets") the percentage of non-performing loans to allowance for loan losses will seem high. Movement of even one loan into or out of non-performing status may result in a large percentage change due to the size of the portfolio.

     Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Association's allowance for loan losses at the dates and for the periods indicated.


                                                            At September 30,
                                                         -----------------------
                                                           1997         1996
                                                         ---------    ----------
                                                          (Dollars in Thousands)
                                                         -----------------------

Gross loans outstanding (1) ..........................   $ 45,741     $ 44,362
                                                         ========     ========
Average loans outstanding ............................     45,267       43,435
                                                         ========     ========

Allowance balance (at beginning of period) ...........   $    877     $    962
                                                         --------     --------

Provision (credit):
  Residential (2) ....................................        (12)         (54)
  Commercial real estate .............................         (7)          26
  Construction .......................................          1           (2)
  Non-mortgage and other (including land) ............         18           34
                                                         --------     --------
Total Provision ......................................         --            4
                                                         --------     --------

Charge-offs:
  Residential (2) ....................................         12            5
  Commercial real estate .............................         --            2
  Non-mortgage and other (including land) ............          5           85
                                                         --------     --------
Total Charge-offs ....................................         17           92
                                                         --------     --------

Recoveries:
  Residential (2) ....................................         --            2
  Commercial real estate .............................         --           --
  Non-mortgage and other (including land) ............          1            1
                                                         --------     --------
Total Recoveries .....................................          1            3
                                                         --------     --------

Allowance balance (at end of period) .................   $    861     $    877
                                                         ========     ========

Allowance for loan losses as a percent of gross loans        1.88%        1.98%

Net loans charged off as a percentage of average loans
   outstanding .......................................       0.04%        0.21%

----------------
(1) Includes total loans (including loans held for sale), net of loans in process.
(2) Includes one- to four-family and multi-family residential real estate loans.

Investment Portfolio

        Mortgage-backed and Related Securities. To supplement lending activities, the Association invests in residential mortgage-backed securities. Although such securities are held for investment, they can serve as collateral for borrowings and, through repayments, as a source of liquidity.

        The mortgage-backed securities portfolio as of September 30, 1997, consisted primarily of certificates issued by FHLMC. To a lesser extent, the mortgage-backed securities portfolio also contains certificates issued by Fannie Mae and the Government National Mortgage Association ("GNMA"). As of September 30, 1997, the carrying value of mortgage-backed securities totaled $5.0 million, or 7.39% of total assets. The market value of such securities totaled approximately $5.1 million at September 30, 1997.

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

         Investment Activities. The Association is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. See "-
Regulation - Federal Home Loan Bank System." The Association has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Association's loan origination and other activities. As of September 30, 1997, the Association had an investment portfolio of approximately $16.0 million, consisting primarily of U.S. government agency obligation, certificates of deposit at other institutions, and FHLB stock, as permitted by OTS regulations. The Association has found its level of investment securities has increased in recent years as a result of repayments and prepayments on loans and mortgage-backed securities exceeding loan demand. The market value of investments at September 30, 1997, was $16.0 million which is equivalent to its carrying value. The Association anticipates having the ability to fund all of its investing activities from funds held on deposit at the FHLB of Des Moines. The Association will continue to seek high quality investments with short to intermediate maturities and duration from one to three years.

     Investment Portfolio. The following table sets forth the carrying value of the Association's investment securities portfolio, short-term investments, FHLB stock, and mortgage-backed securities at the dates indicated.


                                                   At September 30,
                                                ----------------------
                                                   1997       1996
                                                ----------  ----------
                                                (Dollars in Thousands)
Investment Securities:
  U.S. Government Securities Held-to-Maturity .   $    --    $   --
  U.S. Government Securities Available-for-Sale       999     2,499
  U.S. Agency Securities Held-to-Maturity .....        --     1,750
  U.S. Agency Securities Available-for-Sale ...     7,592     7,836
  Certificates of Deposit .....................     4,755     4,065
  Mutual Funds ................................        93        87
  FHLMC Stock .................................     1,866       436
  FHLB Stock ..................................       651       651
                                                  -------   -------
    Total Investment Securities ...............    15,956    17,324

Mortgage-backed Securities Held-to-Maturity ...     2,650     3,479
Mortgage-backed Securities Available-for-Sale .     2,413     1,377
Interest Bearing Deposits (1) .................       890     2,266
                                                  -------   -------
   Total Investments .........................    $21,909   $24,446
                                                  =======   =======

----------------------
(1) Consisted of FHLB demand deposits and daily time deposits, considered cash equivalents.

       Investment Portfolio Maturities. The following table sets forth certain information regarding the carrying value, weighted average yields and maturities of the Association's investment securities portfolio at September 30, 1997.

                                                                       As of September 30, 1997
                                     -----------------------------------------------------------------------------------------------
                                            One Year         One to            Five to          More than            Total
                                            or Less        Five Years         Ten Years         Ten Years    Investment Securities
                                     ----------------- -----------------  ---------------- ----------------- -----------------------
                                     Carrying  Average Carrying  Average  Carryig  Average Carrying  Average Carrying Average Market
                                       Value    Yield   Value     Yield    Value    Yield   Value     Yield   Value    Yield  Value
                                     --------  ------- --------  -------  -------  ------- --------  ------- -------- ------- ------
                                                                        (Dollars in Thousands)
U.S. Government obligations
held-to-maturity...................   $    --      --%   $   --      --%  $    --      --%  $   --      --%  $    --     --% $    --

U.S. Government obligations
available-for-sale ................       999    5.45        --      --        --      --       --      --       999   5.45      999

U.S. Agency obligations held-to-
maturity ..........................        --      --        --      --        --      --       --      --        --     --       --

U.S. Agency obligations
available-for-sale ................     4,216    5.97     2,529    6.75       502    8.78      346    7.20     7,593   6.47    7,592

Other Securities (1) ..............     5,640    5.94        97    6.25        --      --       --      --     5,737   5.95    5,738

FHLB stock (2) ....................       n/a     n/a       n/a     n/a       n/a     n/a      n/a     n/a       651   7.00      651

FHLMC stock, available-for-sale (3)       n/a     n/a       n/a     n/a       n/a     n/a      n/a     n/a     1,866     --    1,866

Mortgage-backed securities
held-to-maturity ..................       630    6.05       611    8.42       222    7.58    1,187    8.92     2,650   8.01    2,715

Mortgage-backed securities
available-for-sale ................       717    6.50       497    5.05       555    6.95      644    6.38     2,413   6.27    2,413
                                      -------    ----   -------    ----   -------    ----   ------    ----   -------   ----  -------

  Total ...........................   $12,202    5.95%  $ 3,734    6.78%  $ 1,279    7.78%  $2,177    7.90%  $21,909   6.47% $21,974
                                      =======    ====   =======    ====   =======    ====   ======    ====   =======   ====  =======

---------------------
(1)  Consists of Certificates of Deposit and other interest-bearing deposits.
(2)  As of September 30, 1997, FHLB stock paid a return of 7.00%.
(3)  FHLMC stock noninterest earning market value only.

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

        Regular savings accounts, money market accounts, and NOW accounts constituted $18.9 million, or 34.3% of the Association's deposit portfolio at September 30, 1997. Certificates of deposit constituted $36.3 million or 65.7% of the deposit portfolio. As of September 30, 1997, the Association had no brokered deposits.

       Jumbo Certificate Accounts. The following table indicates the amount of the Association's certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1997.

Maturity Period                       Certificates of Deposit
--------------------------            -----------------------
                                          (In Thousands)
                                      -----------------------
Within three months .....             $        1,029
Three through six months                         100
Six through twelve months                        926
Over twelve months ......                        434
                                       -------------
   Total ................             $        2,489
                                       =============


Borrowings

        Deposits are the primary source of funds of the Association's lending and investment activities and for its general business purposes. The Association may obtain advances from the FHLB of Des Moines to supplement its supply of lendable funds. Advances from the FHLB of Des Moines are typically secured by a pledge of the Association's stock in the FHLB of Des Moines and a portion of the Association's first mortgage loans and certain other assets. The Association, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. As of September 30, 1997, the Association had no advances outstanding from the FHLB of Des Moines. As of September 30, 1997, the Association had no other borrowings.

Subsidiary Activity

        The Company has one wholly-owned subsidiary, the Association. The Association is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of September 30, 1997, the Association was authorized to invest up to approximately $1.4 million in the stock of, or loan to, service corporations (based upon the 2% limitation). At September 30, 1997, the Association had no subsidiaries.

Personnel

        As of September 30, 1997, the Association had 19 full-time and 2 part-time employees. None of the Association's employees are represented by a collective bargaining group.

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

        Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Association satisfies the Qualified Thrift Lender ("QTL") test or meets the definition of domestic building and loan association pursuant to section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Association or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. See "- Regulation of the Association - Qualified Thrift Lender Test."

        Restrictions on Acquisitions. The Company must obtain approval from the appropriate federal regulatory agency before acquiring control of any other insured institution. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

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

        The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of September 30, 1997, SAIF members paid within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on the Association's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, the Association paid a special assessment of $362,557 on November 27, 1996 to recapitalize the SAIF. This expense was recognized during the fourth quarter of fiscal 1996. The FDIC has reduced the premium for deposit insurance to a level necessary to maintain the SAIF at its required reserve level.

        Pursuant to the Act, the Association will pay, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980's to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, will pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Based on total deposits as of September 30, 1997, the Association's Fico Bond premium will be approximately $35,000 in addition to its normal deposit insurance premium. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Act also provides for the merging of the BIF and the SAIF by January 1, 1999, provided there are no financial institutions still chartered as savings associations at that time. Should insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

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

        As shown below, the Association's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of September 30, 1997:

                                                 At September 30, 1997
                                            ----------------------------------
                                                                Percentage of
                                               Amount          Adjusted Assets
                                            -------------      ---------------

             GAAP Capital                   $11,998,136               17.50%
                                            ===========               =====

             Tangible Capital: (1)
                Regulatory requirement      $ 1,000,434               1.50%
                Actual capital               10,886,680              16.32%
                                            -----------              -----
                Excess                      $ 9,886,246              14.82%
                                            ===========              =====

             Core Capital: (1)
                 Regulatory requirement     $ 2,000,868               3.00%
                 Actual capital              10,886,680              16.32%
                                            -----------              -----
                 Excess                     $ 8,885,812              13.32%
                                            ===========              =====

             Risk-Based Capital: (2)
                 Regulatory requirement     $ 2,729,569               8.00%
                 Actual capital              11,318,542              33.17%
                                            -----------              -----
                 Excess                     $ 8,588,973              25.17%
                                            ===========              =====

(1) Regulatory capital reflects modifications from GAAP capital due to valuation adjustments for available for sale securities and unallowable mortgage servicing rights.

(2) Based on risk weighted assets of $34,119,617.


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

        OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distributions ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. At September 30, 1997, the Association was a Tier 1 institution. In the event the

Association's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

        Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (not meet any one of its minimum regulatory capital requirements).

        Qualified Thrift Lender Test. Savings institutions must meet either the QTL test pursuant to OTS regulations or the definition of a domestic building and loan association in section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Association maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the FHLB of Des Moines. The required percentage of investments under the QTL test is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or definition of domestic building and loan association on a monthly basis in nine out of every 12 months. As of September 30, 1997, the Association was in compliance with its QTL requirement and met the definition of a domestic building and loan association. There can be no assurance that the Association will continue to meet the QTL requirements or the definition of a domestic building and loan association in future periods.

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

        Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At September 30, 1997, the Association's required liquid asset ratio was 5%. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

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

        As a member, the Association is required to purchase and maintain stock in the FHLB of Des Moines in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1997, the Association had $650,700 in FHLB stock, which was in compliance with this requirement.

        Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At September 30, 1997, the Association was in compliance with these requirements.

Item 2.  Description of Property
--------------------------------

(a) Properties.

        The Company owns no real property but utilizes the office owned by the Association. The Association owns and operates from its office located at 35 East Broadway, Little Falls, Minnesota 56345. The Association has a total investment in office property and equipment of $1.44 million with a net book value of $806,900 at September 30, 1997.

(b) Investment Policies.

        See "Item 1. Business" above for a general description of the Association's investment policies and any regulatory or Board of Directors' percentage of asset limitations regarding certain investments. All of the Association's investment policies are reviewed and approved by the Board of Directors of the Association, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. The Association's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

        (1) Investments in Real Estate or Interests in Real Estate. See "Item 1.
Business  -  Lending   Activities,"  "Item  1.  Business  -  Regulation  of  the
Association," and "Item 2. Description of Property. (a) Properties" above.

        (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities" and "Item 1. Business - Regulations of the Association."

        (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities," "Item 1. Business - Regulation of the Association," and "Item 1. Business - Subsidiary Activity."

(c)  Description of Real Estate and Operating Data.

        Not Applicable.

Item 3.  Legal Proceedings
--------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

        No matters were submitted to stockholders for a vote during the quarter ended September 30, 1997.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

        The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1997 (the "Annual Report"), is incorporated herein by reference.

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

Item 7.  Financial Statements
-----------------------------

        The Company's consolidated financial statements required herein are contained in the Annual Report and are incorporated herein by reference.

        Quarter results of operations on page 17 of the 1997 Annual Report is hereby incorporated by reference.

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

            3.1  Articles of Incorporation of Mississippi View Holding Company*

            3.2  Amended Bylaws of Mississippi View Holding Company

           10.1  Employment  contract with Thomas J.  Leiferman*

           10.2  Management Stock Bonus Plan**

           10.3  1995 Stock Option Plan**

           10.4  1997 Stock Option Plan***

           11    Statement regarding computation of earnings per share

           13 Annual Report to Stockholders for the fiscal year ended September 30, 1997.

           21 Subsidiaries of the Registrant (see information contained herein under "Business - Subsidiary Activity").

           23    Consent of Bertram Cooper & Co., LLP

           99    Financial Data Schedule****


(b) Reports on Form 8-K.

    None.

-------------------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-86820) declared effective by the SEC on February 9, 1995.

** Incorporated by reference to the registrant's proxy statement for the special meeting of stockholders held on September 27, 1995 and filed with the SEC on August 17, 1995 (File No. 0-25546).

*** Incorporated by reference to the Registrant's proxy statement for the annual meeting of stockholders held January 22, 1997 and filed with the SEC on December 16, 1997 (File No. 0-25546).

****Only in electronic filing.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MISSISSIPPI VIEW HOLDING COMPANY

Dated:  December 10, 1997                By:  /s/ Thomas J. Leiferman
                                             -----------------------------------
                                             Thomas J. Leiferman
                                             President, Chief Executive Officer,
                                               and Director
                                             (Duly Authorized Representative)

        Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Thomas J. Leiferman             By:  /s/ Wallace R. Mattock
     -----------------------------------      ----------------------------------
     Thomas J. Leiferman                      Wallace R. Mattock
     President, Chief Executive Officer,      Chairman of the Board
        and Director

Date:  December 10, 1997                      Date:  December 10, 1997


By:  /s/ Neil Adamek                     By:  /s/ Peter Vogel
     -----------------------------------      ----------------------------------
     Neil Adamek                              Peter Vogel
     Director                                 Director

Date:  December 10, 1997                      Date:  December 10, 1997


By:  /s/ Gerald Peterson
     -----------------------------------
     Gerald Peterson
     Director

Date:  December 10, 1997

By:  /s/ Larry D. Hartwig
     -----------------------------------
     Larry D. Hartwig
     Vice President (Principal Financial and
     Accounting Officer)

Date:  December 10, 1997