Form 10QSB
period 1997-12-31
MISSISSIPPI VIEW HOLDING CO
filed 1998-02-12
CIK 933404

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [ X] QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                       ACT

                 For the transition period from            to
                                                ----------     ----------

                           Commission File No. 0-25546

                        Mississippi View Holding Company
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Minnesota                                         41-1795363
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or jurisdiction)                                           Identification No.)

              35 East Broadway, Little Falls, Minnesota 56345-3093
             ------------------------------------------------------
                    (address of principal executive offices)

                                 (320) 632-5461
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No
     --------        ---------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                  Class:  Common Stock, par value $.10 per share
                  Outstanding shares at February 6, 1998:  740,243

                        MISSISSIPPI VIEW HOLDING COMPANY

                              INDEX TO FORM 10-QSB

                                                                               Page
                                                                               ----
      PART I.  FINANCIAL INFORMATION
               ---------------------

      Item 1.  Financial Statements

               Consolidated Statements of Financial Condition at December 31,
               1997 (unaudited) and September 30, 1997 (audited)                 2

               Consolidated Statements of Income for the three months
               ended December 31, 1997 and 1996 (unaudited)                      3

               Consolidated Statements of Cash Flows for the three months
               ended December 31, 1997 and 1996 (unaudited)                      4

               Notes to Condensed Consolidated Financial
               Statements (unaudited)                                            6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                               8

               Non-Performing and Problem Assets                                11

               Capital Compliance                                               12

               Liquidity Resources                                              13

               Key Operating Ratios                                             14

      PART II. OTHER INFORMATION
               -----------------

      Item 1.  Legal Proceedings                                                15

      Item 2.  Changes in Securities                                            15

      Item 3.  Default Upon Senior Securities                                   15

      Item 4.  Submission of Matters to a Vote of Security Holders              15

      Item 5.  Other Information                                                15

      Item 6.  Exhibits and Reports on Form 8-K                                 15

      SIGNATURES


    MISSISSIPPI VIEW HOLDING COMPANY AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              December 31,               September 30,
                                                                  1997                       1997
                                                             -------------             ----------------
                         ASSETS                                (Unaudited)                 (Audited)
                         ------                              -------------             ----------------
Cash and cash equivalents:
       Cash and due from banks ...........................   $    407,159               $    214,934
       Interest bearing deposits with banks ..............      3,063,423                    889,660
   Securities available for sale, at fair value ..........     11,526,081                 12,963,344
   Securities held to maturity, at amortized cost ........      6,679,180                  7,405,466
   FHLB stock, at cost ...................................        650,700                    650,700
   Loans held for sale ...................................           --                      135,550
   Loans receivable, net of allowance for loan losses of
     $861,953 in 1998 and $861,170 in 1997 ...............     44,493,413                 44,474,809
   Accrued interest receivable ...........................        426,913                    437,548
   Premises and equipment ................................        785,805                    806,900
   Other assets ..........................................        586,117                    567,539
                                                             ------------               ------------
           Total Assets ..................................   $ 68,618,791               $ 68,546,450
                                                             ============               ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Liabilities:
   Demand deposits .......................................   $  4,329,750               $  4,408,558
   Savings deposits ......................................     14,325,889                 14,525,018
   Time deposits .........................................     36,211,228                 36,250,011
                                                             ------------               ------------
      Total deposits .....................................     54,866,867                 55,183,587

   Advances from borrowers for taxes and insurance .......         52,239                    107,038
   Accrued income taxes ..................................         67,245                     66,352
   Deferred tax liability ................................        650,869                    525,353
   Other liabilities .....................................        505,446                    596,216
                                                             ------------               ------------
   Total Liabilities .....................................     56,142,666                 56,478,546

Shareholders' equity:
   Serial preferred stock, no par value; 5,000,000
     shares authorized, no shares issued .................           --                         --
   Common stock, $.10 par value, 10,000,000 shares .......
     authorized; 1,007,992 shares issued; 656,629 and
     653,151 shares outstanding ..........................        100,799                    100,799
   Paid in capital .......................................      7,565,816                  7,540,218
   Treasury stock (267,749 and 267,749 shares), at cost ..     (3,605,111)                (3,605,111)
   Retained earnings, substantially restricted ...........      7,914,162                  7,737,458
   Unearned ESOP shares (56,447 and 58,463 shares), at
      cost ...............................................       (483,330)                  (498,012)
   Unearned MSBP shares (27,167 and 28,629 shares), at
      cost ...............................................       (303,206)                  (317,954)
   Unrealized appreciation on available-for-sale
      securities, net of tax .............................      1,286,995                  1,110,506
                                                             ------------               ------------
          Total shareholders' equity .....................     12,476,125                 12,067,904
                                                             ------------               ------------
          Total liabilities and shareholders' equity .....   $ 68,618,791               $ 68,546,450
                                                             ============               ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      MISSISSIPPI VIEW HOLDING COMPANY AND
                                   SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                            For the Three Months
                                                              Ended December 31,
                                                        ----------------------------
                                                            1997             1996
                                                        -----------     ------------
Interest Income:
  Loans receivable .................................... $  973,457      $   942,489
  Securities available for sale .......................    171,696          173,997
  Securities held to maturity .........................    126,754          176,451
                                                        ----------      -----------
      Total interest income ...........................  1,271,907       1,292,937

Interest Expense:
  Demand deposits .....................................      9,451            9,973
  Savings deposits ....................................    102,312           94,223
  Time deposits .......................................    514,287          530,099
                                                        ----------      -----------
      Total interest expense ..........................    626,050          634,295
                                                        ----------      -----------

  Net interest income .................................    645,857          658,642

  Provision for loan losses ...........................       --               --
                                                        ----------      -----------

      Net interest income after provision for loan loss    645,857          658,642

Noninterest Income:
  Other fees and service charges ......................     17,458           13,989
  Gain on sale of loans ...............................      2,535            2,246
  Other ...............................................     22,196           21,282
                                                        ----------      -----------
       Total noninterest income .......................     42,189           37,517

Noninterest Expense:
  Compensation and employee benefits ..................    257,785          225,574
  Occupancy ...........................................     22,771           21,933
  Deposit insurance premium ...........................     14,677           38,185
  Data processing .....................................     18,541           21,402
  Advertising .........................................      6,828            8,086
  Real estate owned expense, net ......................        335              346
  Other ...............................................     81,213          123,294
                                                        ----------      -----------
       Total noninterest expense ......................    402,150          438,820
                                                        ----------      -----------

Income before income taxes ............................    285,896         257, 339

Income tax expense ....................................    109,192          84, 074
                                                        ----------      -----------

Net income ............................................ $  176,704      $   173,265
                                                        ==========      ===========

Basic earnings per share .............................. $     0.27      $      0.22
                                                        ==========      ===========

Diluted earnings per share ............................ $     0.24      $      0.22
                                                        ==========      ===========

Dividends declared during the period .................. $     --        $      --
                                                        ==========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                MISSISSIPPI VIEW HOLDING COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For the Three Months Ended
                                                        December 31,
                                                 --------------------------
                                                     1997          1996
                                                 ------------  ------------
Cash flows from operating activities:
  Interest received on loans and investments ..  $ 1,273,811   $ 1,256,833
  Interest paid ...............................     (626,012)     (634,127)
  Other fees, commissions, and income received        58,664        61,506
  Cash paid to suppliers, employees and others      (438,359)     (781,205)
  Contributions to charities ..................       (1,727)       (3,749)
  Income taxes paid ...........................      (94,037)         --
  Loans originated for sale ...................     (232,783)     (170,400)
  Proceeds from sale of loans .................      370,868       231,391
                                                 -----------   -----------
  Net cash provided by operating activities ...      310,425       (39,751)
                                                 -----------   -----------

Cash flows from investing activities:
  Purchases of available-for-sale securities ..     (882,527)         --
  Proceeds from maturities of
   available-for-sale securities ..............    2,610,643       632,860
  Purchases of held-to-maturity securities ....     (889,000)     (988,000)
  Proceeds from maturities of held-to-maturity
    securities ................................    1,615,033     1,951,990
  Loan originations and principal payments on
    loans, net ................................      (21,535)     (677,459)
  Purchases of property and equipment .........       (3,621)      (12,266)
                                                 -----------   -----------
      Net cash provided by (used in) investing
         activities ...........................    2,428,993       907,125
                                                 -----------   -----------

Cash flows from financing activities:
  Net increase (decrease) in non-interest
    bearing demand and savings deposit accounts     (278,075)      247,000
  Net (decrease) increase in time deposits ....      (38,682)     (436,058)
  Net (decrease) increase in mortgage escrow
    funds .....................................      (54,800)      (88,154)
  Acquisition of treasury stock ...............         --        (275,000)
  Net increase in unearned MSBP shares ........       (1,873)         (912)
                                                 -----------   -----------
  Net cash used by financing activities .......     (373,430)     (553,124)
                                                 -----------   -----------

Net (decrease) increase in cash and cash
  equivalents .................................    2,365,988       314,250
Cash and cash equivalents at beginning of year     1,104,594     2,583,654
                                                 -----------   -----------
Cash and cash equivalents at end of year ......  $ 3,470,582   $ 2,897,904
                                                 ===========   ===========


                 The accompanying notes are an integral part of
                     these consolidated financial statements

                 MISSISSIPPI VIEW HOLDING COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                     For the Three Months Ended
                                                                             December 31,
                                                                     ---------------------------
                                                                          1997        1996
                                                                     ------------  -------------
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
    Net Income ....................................................    $ 176,704   $ 173,265
    Adjustments:
     Provision for losses on loans and real estate ................         --          --
     Depreciation .................................................       24,716      20,951
     Non-cash dividends ...........................................       (1,385)     (1,319)
     ESOP fair value adjustment ...................................       11,515       4,451
     Amortization of ESOP compensation ............................       14,681      14,359
     Amortization of MSBP compensation ............................       16,622      16,622
     Tax benefit of MSBP vesting activities .......................       14,083       3,052
     Net amortization and accretion of premiums and ...............        4,934         993
       discounts on securities
     Net loan fees deferred and amortized .........................        2,932      10,334
     Net mortgage loan servicing fees deferred ....................          430         363
     (Increase) decrease in:
        Loans held for sale .......................................      135,550      58,745
        Accrued interest receivable ...............................       10,634     (26,552)
        Prepaid income tax ........................................         --       (71,640)
        Deferred tax asset ........................................         --       163,903
        Other assets ..............................................      (19,008)     31,873
     Increase (decrease) in:
        Accrued interest payable ..................................           38         168
        Accrued income taxes ......................................        8,749      (8,272)
        Other liabilities .........................................      (90,770)   (431,047)
                                                                       ---------    --------
     Net cash provided by operating activities ....................    $ 310,425    $(39,751)
                                                                       =========    ========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Noncash dividends ............................................    $   1,385    $  1,319


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                MISSISSIPPI VIEW HOLDING COMPANY AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 (Unaudited)

Note 1:  PRINCIPLES OF CONSOLIDATION
      The unaudited consolidated financial statements as of and for the three month period ended December 31, 1997, include the accounts of Mississippi View Holding Company (the "Company") and its wholly owned subsidiary Community Federal Savings & Loan Association of Little Falls (the "Association"). All significant intercompany accounts and transactions have been eliminated in consolidation.


Note 2:   BASIS OF PRESENTATION
      General: The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions per Form 10-QSB. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read with the fiscal 1997 consolidated financial statements and notes of Mississippi View Holding Company and Subsidiary included in their annual audit report for the year ended September 30, 1997.

      In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three month period ended December 31, 1997, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

      Reclassification:   Certain   items   previously   reported   have  been
reclassified to conform with the current period's reporting format.


Note 3.  RECENT ACCOUNTING PRONOUNCEMENTS.
      SFAS No. 130, "Reporting Comprehensive Income" - issued June 1997, establishes standards for reporting and displaying comprehensive income and its components in general-purpose financial statements. Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. This statement requires entities to display comprehensive income and its components in the financial statements with presentation of the accumulated balances of other comprehensive income reported in stockholder's equity separately from retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods that are presented for comparative purposes is required.

      SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information" - issued June 1997, requires public business enterprises to report information about their operating segments in a complete set of financial statements to shareholders. This statement also requires entities to report enterprise-wide information about their products and services, their activities in different geographic areas, and their reliance on major customers. Certain segment information is also to be reported in interim financial statements. The basis for determining an enterprise's operating segments is the manner in which management operates the business. Specifically, financial information is required to be reported on the basis that is used internally by the enterprise's chief operating decision maker in making decisions related to resource allocation and segment performance. SFAS No. 131 is effective for financial statements for years beginning after December 31, 1997.

Management believes adoption of the above-described Statements will not have a material effect on financial position and the results of operations, nor will adoption require additional capital resources.


Note 4.  EARNINGS PER SHARE.
      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary restated, to conform to the Statement 128 requirements.

The following tables set forth the computation of basic and diluted earnings per share:
                                                  For the Three Months Ended
                                                        December 31,
                                                  ---------------------------
                                                       1997       1996
                                                  ------------  -------------
Numerator:
  Net income - Numerator for basic earnings per
   share and diluted earnings per share -
   income available to common shareholders           $176,704   $173,265
                                                     ========   ========

Denominator:
  Denominator for basic earnings per shares -         654,941    771,742
   weighted-average shares

   Effect of dilutive securities:  stock
    options and employee stock-based
    compensation                                       68,243      8,760
                                                     --------   --------

  Denominator for diluted earnings per share -
   adjusted weighted-average shares and assumed
   conversions                                        723,184    780,502
                                                     ========   ========

Basic earnings per share                             $   0.27   $   0.22
Diluted earnings per share                           $   0.24   $   0.22

           Management's Discussion and Analysis of Financial Condition for September 30, 1997 and December 31, 1997

      General. Total assets of Mississippi View Holding Company, (the "Company") increased by $72,341 from September 30, 1997, to December 31, 1997. The increased assets were the net result of increased cash equivalents of $2,365,988, increased loans receivable of $18,604, increased other assets of $18,578 offset by reduced securities of $2,163,549, reduced loans held for sale of $135,550, reduced accrued interest receivable of $10,635 and reduced premises and equipment of $21,095.

      Cash and Cash Equivalents. Cash and cash equivalents consisting of interest-bearing and noninterest bearing deposits, increased $2,365,988. Liquidity increased primarily due to cash receipts from investment securities and the sale of held for sale loans, offset by deposit withdrawals.

      Securities Available for Sale. Securities available for sale decreased $1,437,263, or 11.09%, from $12,963,344 at September 30, 1997 to $11,526,081 at
December 31, 1997. Security maturities and principal payments exceeded purchases by $1,728,116. The cash received from this activity was reinvested in short term liquid investments and is reported as cash and cash equivalents in the statement of condition. The reduced investment balance was offset by an increase in the market value of available for sale securities of $294,149. Any future increase or decrease in the market value of such securities will have a corresponding positive or negative effect on stockholders' equity.

      Securities Held to Maturity. Debt and mortgage-backed securities held to maturity decreased $726,286, or 9.81%, from $7,405,466 on September 30, 1997, to $6,679,180 on December 31, 1997. Maturing debt securities of $1,302,476 and principal amortization of mortgage-backed securities of $312,557 were offset by purchases of certificates of deposit of $889,000. Liquidity not reivested in certificates of deposit was reinvested in short term liquid investments and is reported as cash and cash equivalents in the statement of condition.

      Loans Held for Sale. Loans held for sale decreased $135,550 from $135,550 (2 loans) on September 30, 1997, to no loans held for sale on December 31, 1997. This decrease was the result of seasonal activity. Management's strategy is to sell in the secondary market lower-yielding fixed rate mortgage loans rather than maintaining them for portfolio. These loans are presold in the secondary market prior to origination. The balance is the amount sold, yet unfunded as of the period end.

      Loans Receivable, Net. Loans receivable increased $18,604 from $44,474,809 on September 30, 1997, to $44,493,413 on December 31, 1997. This increase was due to new loan originations exceeding principal amortizations and loan payoffs.

      Other Assets. Other assets increased $18,578, or 3.27%, from $567,539 as of September 30, 1997, to $586,117 as of December 31, 1997. This increase was primarily the net result of increased prepaid insurance premiums of $28,947 offset by the reduced prepaid federal deposit insurance premium of $14,677.

      Deposits. Deposits, after interest credited, decreased by $316,720, or 0.57%, to $54,866,867 at December 31, 1997, from $55,183,587 at September 30,
1997. The decrease was due, in part, to management's deposit pricing strategy.

      Advances from Borrowers for Taxes and Insurance. Advances from borrowers for taxes and insurance decreased $54,799 from $107,038 on September 30, 1997, to $52,239 on December 31, 1997, due to the cyclical nature of these payments.

      Deferred Tax Liability. Deferred tax liability increased $125,516, or 23.89%, from $525,353 at September 30, 1997, to $650,869 on December 31, 1997,
due primarily to the increase in net unrealized gains on available for sale securities.

      Other Liabilities. Other liabilities decreased by $90,770, or 15.22%, from $596,216 on September 30, 1997, to $505,446 on December 31, 1997. Decreased liabilities resulted from reduced custodial account balances for servicing sold loans of $5,305 and payment of accrued compensation and bonus expenses after the fiscal year ended of $77,958.

      Stockholders' Equity. Stockholders' equity increased by $408,221, or 3.38%, from $12,067,904 on September 30, 1997, to $12,476,125 on December 31,
1997. This increase is the net effect of the following changes in equity: a paid in capital increase of $25,598 resulting from the fair market value adjustment to earned and committed to be released Employee Stock Ownership Plan ("ESOP") shares, net of taxes, and the permanent tax/book benefit resulting from the vesting of Management Stock Bonus Plan (MSBP) shares; an increase of $14,682 as a result of accounting for earned ESOP shares; an increase of $14,748 as a result of accounting for earned MSBP shares; an increase of $176,489 resulting from an increase in net unrealized gains on available for sale securities; and an increase of $176,704 from net operational income for the three month period just ended.


           Comparison of Operating Results for the Three Months Ended
                           December 31, 1997 and 1996


      Net Income. Net income increased by $3,439, for the three months ended December 31, 1997, when compared to the three months ended December 31, 1996. Net interest income decreased by $12,785 due to interest income decreasing more then interest expense. Noninterest income increased at the same time noninterest expense decreased, but was offset by increased income tax expense. Therefore, income for the comparative three month periods ended December 31, 1997 and 1996 were $176,704 and $173,265, respectively.

      Total Interest Income. Interest income decreased $21,030, or 1.63%, from $1,292,937 for the three month period ended December 31, 1996, to $1,271,907 for the three month period ended December 31, 1997. Interest income from loans receivable increased $30,968 due to the increase in the average loan balances offset by lower rates paid on such balances over the period. Available for sale security investment income decreased $2,301 due to the decrease in the average balance of such securities. Held to maturity investment security income decreased $49,697 due to a decrease in the average balance of such securities as maturities were not reinvested in such investments.

      Total Interest Expense. Interest expense decreased $8,245, or 1.30%, for the comparative three month periods ending December 31, 1996 and 1997. This decrease was due to lower average deposit balances.

      Net Interest Income. Net interest income decreased $12,785, or 1.94%, from $658,642 for the three months ended December 31, 1996, to $645,857 for the three month period ended December 31, 1997. This was primarily due to the reduced interest income from the lower rate of return earned on investment securities.

      Provision for Loan Losses. The Association currently maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Association's past loss experience, adverse situations that may affect the borrowers' ability to repay loans, estimated value of the underlying collateral, and current and expected market conditions. Loans are considered impaired if full principal and interest payments are not anticipated to be made in accordance with the contractual terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such an increase is reported as a component of the provision for loan losses. Management's assessment of the loan portfolio and market conditions determined that no provisions needed to be recorded for the three months ended December 31, 1997 and 1996. While management maintains its allowance for losses at a level which it considers to be adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts.

      Due to the size of the institution and the minimal amount of nonperforming loans the percentage of nonperforming loans to allowance for loan losses will seem high. Movement of even one loan into or out of nonperforming status per reporting period may result in a large percentage change due to the size of the portfolio.

      Noninterest Income. Noninterest income increased by $4,672, or 12.45%, during the three month period ended December 31, 1997, as compared to the same period ended December 31, 1996. This increase was due to increased fee and service charge fee income of $3,469, an increase in gain of sale of loans of $289, and an increase in other noninterest income of $914.

      Noninterest Expense. Noninterest expense decreased $36,670, or 8.36%, from $438,820 to $402,150 during the comparative three month periods ending December 31, 1996 and 1997, respectively. The decreased noninterest expense was the result of the reduced federal deposit insurance of $23,508, reduced data processing charges of $2,861, reduced advertising expense of $1,258 and reduced other expenses primarily legal expense, consulting fees, audit expense and charitable contributions of $42,081, offset by increased compensation of $32,211.

      Income Tax. Income tax expense increased $25,118, or 29.88%, from $84,074 for the three month period ended December 31, 1996, to $109,192 for the three month period ended December 31, 1997, primarily due to increased earnings.

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

                                                          At December 31,
                                                       -------------------
                                                        1997          1996
                                                       ------        -----
                                                          (In Thousands)
                                                       -------------------

Loans  accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units .....  $ 287         $ 120
  All other mortgages ...............................     --            --
  Non-mortgage loans ................................     10            65
                                                       -----         -----
    Total ...........................................    297           185

Accruing loans which are contractually
   past due 90 days or more:
Mortgage loans:
  Construction loans ................................     --            --
  Permanent loans secured by 1-4 dwelling units .....     85            30
  All other mortgage loans ..........................     --            --
  Non-mortgage loans ................................     --            45
                                                       -----         -----
  Total .............................................     85            75
                                                       -----         -----
  Total non-accrual and accrual loans ...............    382           260
                                                       -----         -----
  Real estate owned .................................     --            --
  Other non-performing assets .......................     --            --
                                                       -----         -----
  Total non-performing assets .......................  $ 382         $ 260
                                                       =====         =====
  Total non-accrual and accrual loans to net loans ..   0.86%         0.59%
  Total non-accrual and accrual loans to total assets   0.56%         0.37%
  Total non-performing assets to total assets .......   0.56%         0.37%


Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was $13,025 and $9,961 for the three months ended December 31, 1997 and 1996, respectively. No interest income on non-accrual loans was included in income for the three months ended December 31, 1997 and 1996.

      Capital Compliance. The following table sets forth the Association's capital position at December 31, 1997, as compared to the minimum regulatory capital requirements imposed on the Association by the Office of Thrift Supervision ("OTS") at that date.

                                             At December 31, 1997
                                          ----------------------------
                                                       Percentage of
                                            Amount    Adjusted Assets
                                          ----------  ----------------

               GAAP Capital ...........  $12,164,090    $ 17.73%
                                         ===========    =======

               Tangible Capital: (1)
                 Regulatory requirement      997,107       1.50%
                 Actual capital .......   10,876,187      16.36%
                                         -----------    -------
                   Excess .............  $ 9,879,080     $ 14.86%
                                         ===========    =======

               Core Capital: (1)
                 Regulatory requirement    1,994,214       3.00%
                 Actual capital .......   10,876,187      16.36%
                                         -----------    -------
                   Excess .............    8,881,973      13.36%
                                         ===========    =======

               Risk-Based Capital: (2)
                Regulatory requirement     2,733,752       8.00%
                Actual capital ........   11,308,704      33.09%
                                         -----------    -------
                  Excess ..............    8,574,952      25.09%
                                         ===========    =======


           (1) Regulatory capital reflects modifications from GAAP capital due to valuation adjustments for available for sale securities and unallowable mortgage servicing rights.

           (2) Based on risk weighted assets of $34,171,906.

                               Liquidity Resources

      The Office of Thrift  Supervision  (OTS)  issued a final rule (12 CFR Part
566) that updates, simplifies, and streamlines it liquidity regulation effective November 24, 1997. The final rule has lowered the liquidity requirements for savings associations from 5 to 4 percent of the institution's liquidity base, the lowest level permitted by current law. The rule also eliminates a separate requirement that thrifts hold assets equal to 1 percent of a thrifts liquidity base in cash or short term liquid assets. Additionally, OTS streamlined the calculations used to measure compliance with liquidity requirements, expanded the types of investments considered to be liquid assets to conform with provisions of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, and reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year. The final rule requires the calculation once each quarter rather than monthly. Another change removes the requirement that certain obligations must mature in five years or less in order to qualify as a liquid asset.

      The OTS minimum required liquidity ratio is 4%. At December 31, 1997, the Association's total liquidity was 17.64%. The Association liquidity level was well in excess of regulation requirements. The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, loan funding commitments, and repayment of borrowings, when applicable. The Association adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

                                                                                At or for the Three Months
                                                                                     Ended December 31,
                                                                                ---------------------------
                                                                                   1997 (1)     1996 (1)
                                                                                ------------- -------------
Performance Ratios:
  Return on average assets (net income divided by average total assets) .....         1.07%      1.00%
  Return on average equity (net income divided by average equity) ...........         6.36%      5.64%
  Average interest earning assets to average interest bearing liabilities ...       122.33%    123.23%
  Net interest rate spread ..................................................         3.10%      3.01%
  Net yield on average interest-earning assets ..............................         3.96%      3.88%
  Net interest income after provision for loan losses to total other expenses       160.60%    150.09%

Capital Ratios:
  Book value per share (2) ..................................................      $ 16.85    $ 15.25
  Average equity to average assets ratio (average
    equity divided by average total assets) .................................        16.78%     17.81%
  Shareholders' equity to assets at period end ..............................        18.18%     18.53%


(1)    The ratios for the three month period are annualized.
(2) The number of shares outstanding as of December 31, 1997 was 740,243, includes shares sold to the ESOP and purchased by the Management Stock Bonus Plan ("MSBP") and 854,714 as of December 31, 1996, includes shares sold to ESOP and purchased by the MSBP.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

      Not Applicable


Item 2.     Changes in Securities

      Not Applicable

Item 3.     Default Upon Senior Securities

      Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

      Not Applicable

Item 5.     Other Information

      On January 21, 1998, the Company declared a cash dividend of $0.08 per share payable to stockholders of record on February 2, 1998.


Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits - Exhibit 27 - Financial Data Schedule (only included in electronic filing)
      (b) Reports on Form 8-K - None

                        MISSISSIPPI VIEW HOLDING COMPANY

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Mississippi View Holding Company

       Date:  02/06/98                By:  /s/ Thomas J. Leiferman
             ----------                    ----------------------------------
                                           Thomas J. Leiferman
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


        Date:  02/06/98               By:  /s/ Larry D. Hartwig
              ----------                   ------------------------------------
                                           Larry D. Hartwig
                                           Vice President
                                           (Principal Accounting and Financial
                                               Officer)