Form 10QSB
period 1998-03-31
MISSISSIPPI VIEW HOLDING CO
filed 1998-05-14
CIK 933404

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

        [ X] QUARTERLY REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

                        For the transition period from _________ to __________

                           Commission File No. 0-25546

                        Mississippi View Holding Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                                 41-1795363
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or jurisdiction)

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

                  Class: Common Stock, par value $.10 per share
                   Outstanding shares at May 8, 1998: 736,864

                        MISSISSIPPI VIEW HOLDING COMPANY

                              INDEX TO FORM 10-QSB

                                                                                                      Page
         PART I.      FINANCIAL INFORMATION                                                           ----
                      ---------------------
         Item 1.      Financial Statements

                      Consolidated Statements of Financial Condition at March 31,
                      1998 (unaudited) and September 30, 1997 (audited)                                  2

                      Consolidated Statements of Income for the three and six
                      months ended March 31, 1998 and 1997 (unaudited)                                   3

                      Consolidated Statements of Cash Flows for the six months
                      ended March 31, 1998 and 1997 (unaudited)                                          4

                      Notes to Condensed Consolidated Financial
                      Statements (unaudited)                                                             6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                8

                      Non-Performing and Problem Assets                                                 13

                      Capital Compliance                                                                14

                      Liquidity Resources                                                               15

                      Key Operating Ratios                                                              17

         PART II.     OTHER INFORMATION
                      -----------------
         Item 1.      Legal Proceedings                                                                 18

         Item 2.      Changes in Securities                                                             18

         Item 3.      Default Upon Senior Securities                                                    18

         Item 4.      Submission of Matters to a Vote of Security Holders                               18

         Item 5.      Other Information                                                                 18

         Item 6.      Exhibits and Reports on Form 8-K                                                  18

         SIGNATURES

                 MISSISSIPPI VIEW HOLDING COMPANY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                              March 31,    September 30,
                                                                                1998           1997
                                                                            -----------     -----------
                                      ASSETS                                (Unaudited)       (Audited)
                                      ------                                -----------     -----------
Cash and cash equivalents:
Cash and due from banks ..................................................  $   248,106     $   214,934
Interest bearing deposits with banks .....................................    7,766,597         889,660
Securities available for sale, at fair value .............................   11,055,437      12,963,344
Securities held to maturity, at amortized cost ...........................    6,503,490       7,405,466
FHLB stock, at cost ......................................................      650,700         650,700
Loans held for sale ......................................................      431,950         135,550
Loans receivable, net of allowance for loan losses of $863,619 in 1998 and
$861,170 in 1997 .........................................................   41,585,812      44,474,809
Accrued interest receivable ..............................................      363,736         437,548
Premises and equipment ...................................................      764,738         806,900
Other assets .............................................................      589,104         567,539
                                                                             ----------      ----------
Total Assets .............................................................  $69,959,670     $68,546,450
                                                                             ==========      ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Liabilities:
Demand deposits ..........................................................  $ 4,395,303    $  4,408,558
Savings deposits .........................................................   14,604,370      14,525,018
Time deposits ............................................................   36,721,684      36,250,011
                                                                             ----------      ----------
Total deposits ...........................................................   55,721,357      55,183,587

Advances from borrowers for taxes and insurance ..........................      120,488         107,038
Accrued income taxes .....................................................       38,302          66,352
Deferred tax liability ...................................................      759,219         525,353
Other liabilities ........................................................      526,930         596,216
Total Liabilities                                                            ----------      ----------
                                                                             57,166,296      56,478,546

Shareholders' equity:
Serial preferred stock, no par value; 5,000,000 shares authorized, no shares
issued ...................................................................         --              --
Common stock, $.10 par value, 10,000,000 shares authorized; 1,007,992 shares
issued; 656,727 and 653,151 shares outstanding ...........................      100,799         100,799
Paid in capital ..........................................................    7,577,924       7,540,218
Treasury stock (271,128 and 267,749 shares), at cost                         (3,665,088)     (3,605,111)
Retained earnings, substantially restricted ..............................    8,056,256       7,737,458
Unearned ESOP shares (54,431 and 58,463 shares), at cost .................     (463,811)       (498,012)
Unearned MSBP shares (25,706 and 28,629 shares), at cost .................     (285,128)       (317,954)
Unrealized appreciation on available-for-sale securities, net of tax .....    1,472,422       1,110,506
Total shareholders' equity                                                   ----------      ----------
                                                                             12,793,374      12,067,904
                                                                             ----------      ----------
Total liabilities and shareholders' equity ...............................  $69,959,670     $68,546,450
                                                                             ==========      ==========

                 See Notes to consolidated financial statements

                 MISSISSIPPI VIEW HOLDING COMPANY AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                             For the                    For the
                                                           Three Months               Six Months
                                                          Ended March 31,           Ended March 31,
                                                    -----------------------   -----------------------
                                                        1998         1997         1998         1997
                                                    ----------   ----------   ----------   ----------
Interest Income:
Loans receivable ................................   $  958,152   $  948,205   $1,931,609   $1,890,694
Securities available for sale ...................      157,153      192,032      328,849      366,029
Securities held to maturity .....................      161,226      144,585      287,980      321,036
                                                     ---------    ---------    ---------    ---------
Total interest income ...........................    1,276,531    1,284,822    2,548,438    2,577,759

Interest Expense:
Demand deposits .................................        8,390        9,024       17,841       18,997
Savings deposits ................................      102,638       97,496      204,950      191,719
Time deposits ...................................      509,178      514,532    1,023,465    1,044,631
Total interest expense                               ---------    ---------    ---------    ---------
                                                       620,206      621,052    1,246,256    1,255,347
                                                     ---------    ---------    ---------    ---------

Net interest income .............................      656,325      663,770    1,302,182    1,322,412

Provision for loan losses .......................         --           --           --           --
                                                     ---------    ---------    ---------    ---------
Net interest income after provision for loan loss      656,325      663,770    1,302,182    1,322,412

Noninterest Income:
Other fees and service charges ..................       39,896       14,397       57,354       28,386
Gain on sale of loans ...........................        6,818          576        9,353        2,822
Net gain on sale of real estate owned ...........       15,473         --         15,698         --
Other ...........................................       19,064       25,542       41,035       46,824
                                                     ---------    ---------    ---------    ---------
Total noninterest income                                81,251       40,515      123,440       78,032

Noninterest Expense:
Compensation and employee benefits ..............      265,459      236,772      523,244      462,346
Occupancy .......................................       25,221       26,938       47,992       48,871
Deposit insurance premium .......................       14,505        8,038       29,182       46,223
Data processing .................................       20,807       22,687       39,348       44,089
Advertising .....................................        6,659        5,540       13,487       13,626
Real estate owned expense, net ..................         --            104          335          450
Other ...........................................       84,798       98,786      166,011      222,080
                                                     ---------    ---------    ---------    ---------
Total noninterest expense                              417,449      398,865      819,599      837,685
                                                     ---------    ---------    ---------    ---------
Income before income taxes ......................      320,127      305,420      606,023      562,759

Income tax expense ..............................      124,217      131,558      233,409      215,632
                                                     ---------    ---------    ---------    ---------
Net income ......................................   $  195,910   $  173,862   $  372,614   $  347,127
                                                     =========    =========    =========    =========
Basic earnings per share ........................   $     0.30   $     0.24   $     0.57   $     0.46
                                                     =========    =========    =========    =========
Diluted earnings per share ......................   $     0.27   $     0.23   $     0.51   $     0.45
                                                     =========    =========    =========    =========
Dividends declared during the period ............   $     0.08   $     0.08   $     0.08   $     0.08
                                                     =========    =========    =========    =========

                 See Notes to consolidated financial statements.

                 MISSISSIPPI VIEW HOLDING COMPANY AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Six Months Ended
                                                                             March 31,
                                                                     -------------------------
                                                                         1998           1997
                                                                     -----------   -----------
Cash flows from operating activities:
Interest received on loans and investments .......................    2,585,367     2,567,175
Interest paid ....................................................   (1,246,167)   (1,255,620)
Other fees, commissions, and income received .....................      125,440       122,729
Cash paid to suppliers, employees and others .....................     (762,344)   (1,113,271)
Contributions to charities .......................................       (2,252)       (4,114)
Income taxes paid ................................................     (270,537)         --
Loans originated for sale ........................................   (2,688,131)     (229,841)
Proceeds from sale of loans ......................................    2,401,084       299,933
                                                                     ----------     ---------
Net cash provided by operating activities ........................      142,460       386,991
                                                                     ----------     ---------
Cash flows from investing activities:
Purchases of available-for-sale securities .......................   (3,034,054)   (3,084,156)
Proceeds from maturities of available-for-sale securities ........    5,543,486     3,180,155
Purchases of held-to-maturity securities .........................   (2,076,000)   (2,176,000)
Proceeds from maturities of held-to-maturity securities ..........    2,977,770     4,031,374
Loan originations and principal payments on loans, net ...........    2,906,582      (896,663)
Purchases of property and equipment ..............................       (7,271)      (18,146)
Proceeds from sale of foreclosed real estate .....................       15,698          --
Net cash provided by (used in) investing activities                   ---------     ---------
                                                                      6,326,211     1,036,564
                                                                      ---------     ---------
Cash flows from financing activities:
Net increase (decrease) in non-interest bearing demand and savings
deposit accounts .................................................       65,945       203,953
Net (decrease) increase in time deposits .........................      471,737      (792,572)
Net (decrease) increase in mortgage escrow funds .................       13,450        (8,975)
Dividend on unallocated ESOP shares ..............................          888           888
Acquisition of treasury stock ....................................      (59,977)     (720,141)
Net increase in unearned MSBP shares .............................         (417)          996
Dividends paid ...................................................      (50,188)      (55,178)
Net cash used by financing activities                                 ---------     ---------
                                                                        441,438    (1,371,029)
                                                                      ---------     ---------

Net (decrease) increase in cash and cash equivalents .............    6,910,109        52,526
Cash and cash equivalents at beginning of year ...................    1,104,594     2,583,654
                                                                      ---------     ---------
Cash and cash equivalents at end of year .........................    8,014,703     2,636,180
                                                                      =========     =========

                 See Notes to consolidated financial statements

                 MISSISSIPPI VIEW HOLDING COMPANY AND SUBSIDIARY
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                       For the Six Months Ended
                                                                               March 31,
                                                                       ------------------------
                                                                         1998          1997

                                                                       ---------     ----------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES

Net Income ........................................................... $  372,614  $  347,127
Adjustments:
Provision for losses on loans and real estate                                 -           -
Depreciation .........................................................     49,433      40,965
Non-cash dividends ...................................................     (2,738)     (2,658)
ESOP fair value adjustment ...........................................     23,623      11,031
Amortization of ESOP compensation ....................................     29,685      29,040
Amortization of MSBP compensation ....................................     33,243      33,243
Tax benefit of MSBP vesting activities ...............................     14,083       3,052
Net amortization and accretion of premiums and discounts on securities      4,612      (1,889)
Net (gains) on sale of real estate owned .............................    (15,698)        -
Net loan fees deferred and amortized .................................    (17,584)     17,699
Net mortgage loan servicing fees deferred ............................      1,276         726
(Increase) decrease in:
Loans held for sale ..................................................   (296,400)     67,270
Accrued interest receivable ..........................................     73,812      12,129
Prepaid income tax ...................................................        -        23,892
Deferred tax asset ...................................................        -       163,903
Other assets .........................................................    (22,842)     25,002
Increase (decrease) in:
Accrued interest payable .............................................         89        (273)
Accrued income taxes .................................................    (35,462)     32,140
Other liabilities ....................................................    (69,286)   (415,408)
                                                                         --------    --------
Net cash provided by operating activities ............................ $  142,460  $  386,991
                                                                         ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Noncash dividends .................................................... $    2,738  $    2,658

                 See Notes to consolidated financial statements.

                MISSISSIPPI VIEW HOLDING COMPANY AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1998 (Unaudited)


Note 1: PRINCIPLES OF CONSOLIDATION
     The unaudited consolidated financial statements as of and for the three and six month periods ended March 31, 1998, include the accounts of Mississippi View Holding Company (the "Company") and its wholly owned subsidiary Community Federal Savings & Loan Association of Little Falls (the "Association"). All significant intercompany accounts and transactions have been eliminated in consolidation.


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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentations have been included. The results of operations for the three and six month periods ended March 31, 1997 and 1998, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period.

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

The following tables set forth the computation of basic and diluted earnings per share:

                                             For the Three       For the Six
                                             Months Ended       Months Ended
                                              March 31,           March 31,
                                      --------------------   -------------------
                                         1998       1997       1998       1997
                                      --------------------   -------------------
Numerator:
Net income - Numerator for basic
earnings per share and diluted
earnings per share -- income
available to common shareholders ...   $195,910   $173,862   $372,614   $347,127
                                        =======    =======    =======    =======
Denominator:
Denominator for basic earnings per
shares - weighted-average shares ...    658,106    725,639    656,506    748,944

Effect of dilutive securities:
stock options and employee
stock-based compensation ...........     71,333     27,630     69,804     17,511
                                        -------    -------    -------    -------
Denominator for diluted earnings per
share - adjusted weighted-average
shares and assumed conversions .....    729,439    753,269    726,310    766,455
                                        =======    =======    =======    =======
Basic earnings per share ...........   $   0.30   $   0.24   $   0.57   $   0.46
Diluted earnings per share .........   $   0.27   $   0.23   $   0.51   $   0.45

           Management's Discussion and Analysis of Financial Condition for September 30, 1997 and March 31, 1998

     General. Total assets of Mississippi View Holding Company, (the "Company") increased by $1,413,220, or 2.06%, from September 30, 1997, to March 31, 1998. The increased assets were primarily the result of increased deposits of $537,770, increased unrealized gain of mark-to-market investments of $361,916, and net income of $372,614.

     Cash and Cash Equivalents. Cash and cash equivalents consisting of interest-bearing and noninterest bearing deposits, increased $6,910,109. Liquidity increased primarily due to cash receipts from investment securities, the principal reduction in the lending portfolio, and by deposit growth.

     Securities Available for Sale. Securities available for sale decreased $1,907,907, or 14.72%, from $12,963,344 at September 30, 1997 to $11,055,437 at
March 31, 1998. Security maturities and principal payments exceeded purchases by $2,509,432. The cash received from this activity was reinvested in short term liquid investments and is reported as cash and cash equivalents in the statement of condition. The reduced investment balance was offset by an increase in the market value of available for sale securities of $603,193. Any future increase or decrease in the market value of such securities will have a corresponding positive or negative effect on stockholders' equity.

     Securities Held to Maturity. Debt and mortgage-backed securities held to maturity decreased $901,976, or 12.18%, from $7,405,466 on September 30, 1997, to $6,503,490 on March 31, 1998. Maturing debt securities of $2,490,476 and principal amortization of mortgage-backed securities of $487,294 were offset by purchases of certificates of deposit of $2,076,000. Liquidity not reinvested in certificates of deposit was reinvested in short term liquid investments and is reported as cash and cash equivalents in the statement of condition.

     Loans Held for Sale. Loans held for sale increased $296,400 from $135,550 (2 loans) on September 30, 1997, to $431,950 (10 loans) held for sale on March 31, 1998. This increase was the result of seasonal activity. Management's strategy is to sell in the secondary market lower-yielding fixed rate mortgage loans rather than maintaining them for portfolio. These loans are presold in the secondary market prior to origination. The balance is the amount sold, yet unfunded as of the period end.

     Loans Receivable, Net. Loans receivable decreased $2,888,997, or 6.50%, from $44,474,809 on September 30, 1997, to $41,585,812 on March 31, 1998. This
decrease was due to principal amortizations and loan payoffs exceeding new loan originations held in the portfolio coupled with an increase in originations of loans sold in the secondary market.

     Other Assets. Other assets increased $21,565, or 3.80%, from $567,539 as of September 30, 1997, to $589,104 as of March 31, 1998. This increase was primarily the net result of increased prepaid insurance premiums of $23,741.

     Deposits. Deposits, after interest credited, increased by $537,770, or 0.97%, to $55,721,357 at March 31, 1998, from $55,183,587 at September 30, 1997.
The  increase  was due,  in part,  to  management's  deposit  pricing  strategy.

     Advances from Borrowers for Taxes and Insurance. Advances from borrowers for taxes and insurance increased $13,450 from $107,038 on September 30, 1997, to $120,488 on March 31, 1998, due to the cyclical nature of these payments.

     Deferred Tax Liability. Deferred tax liability increased $233,866, or 44.52%, from $525,353 at September 30, 1997, to $759,219 on March 31, 1998, due
primarily to the increase in net unrealized gains on available for sale securities.

     Other Liabilities. Other liabilities decreased by $69,286, or 11.62%, from $596,216 on September 30, 1997, to $526,930 on March 31, 1998. Decreased
liabilities primarily resulted from reduced accrued compensation and bonus expenses of $41,853 and accrued audit expense of $23,583.

     Stockholders' Equity. Stockholders' equity increased by $725,470, or 6.01%, from $12,067,904 on September 30, 1997, to $12,793,374 on March 31, 1998. This
increase is the net effect of the following changes in equity: a paid in capital increase of $37,706 resulting from the fair market value adjustment to earned and committed to be released Employee Stock Ownership Plan ("ESOP") shares, net of taxes, and the permanent tax/book benefit resulting from the vesting of Management Stock Bonus Plan (MSBP) shares; an increase of $34,201 as a result of accounting for earned ESOP shares; an increase of $32,826 as a result of accounting for earned MSBP shares; an increase of $361,916 resulting from an increase in net unrealized gains on available for sale securities; and an increase of $372,614 from net operational income for the six month period just ended; a decrease to retained earnings due to a dividend declared and paid of $53,816, and a decrease of $59,977 resulting from open market purchases of common stock of the Company.


           Comparison of Operating Results for the Three Months Ended
                             March 31, 1998 and 1997


     Net Income. Net income increased by $22,048, from $173,862 at March 31, 1997 to $195,910 at March 31, 1998. Net interest income decreased by $7,445 due to interest income decreasing more than interest expense. Noninterest income increased $40,736 and was offset by an increase in noninterest expense of $18,584. Net income also increased due to the decreased income tax expense of $7,341.

     Total Interest Income. Interest income decreased $8,291, or 0.65%, from $1,284,822 for the three month period ended March 31, 1997, to $1,276,531 for the three month period ended March 31, 1998. Interest income from loans receivable increased $9,947 due to the increase in the average loan balances offset by lower rates paid on such balances over the period. Available for sale security investment income decreased $34,879 due to lower rates paid on a lower average balance of such securities. Held to maturity investment security income increased $16,641 due to a increase in the average balance of such securities.

     Total Interest Expense. Interest expense decreased $846, or 0.14%, for the comparative three month periods ending March 31, 1997 and 1998. This decrease was due to lower average deposit balances.

     Net Interest Income. Net interest income decreased $7,445, or 1.12%, from $663,770 for the three months ended March 31, 1997, to $656,325 for the three month period ended March 31, 1998. This was primarily due to the reduced interest income from the lower rate of return earned on available for sale investment securities.

     Provision for Loan Losses. The Association currently maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Association's past loss experience, adverse situations that may affect the borrowers' ability to repay loans, estimated value of the underlying collateral, and current and expected market conditions. Loans are considered impaired if full principal and interest payments are not anticipated to be made in accordance with the contractual terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such an increase is reported as a component of the provision for loan losses. Management's assessment of the loan portfolio and market conditions determined that no provisions needed to be recorded for the three months ended March 31, 1998 and 1997. While management maintains its allowance for losses at a level which it considers to be adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts.

     Due to the size of the institution and the minimal amount of nonperforming loans the percentage of nonperforming loans to allowance for loan losses will seem high. Movement of even one loan into or out of nonperforming status per reporting period may result in a large percentage change due to the size of the portfolio.

     Noninterest Income. Noninterest income increased by $40,736, or 100.55%, during the three month period ended March 31, 1998, as compared to the same period ended March 31, 1997. This increase was due to increased fee and service charge fee income of $25,499, an increase in gain of sale of loans of $6,242, an increase in the gain on the sale of real estate owned of $15,473, and a decrease in other noninterest income of $6,478.

     Noninterest Expense. Noninterest expense increased $18,584, or 4.66%, from $398,865 to $417,449 during the comparative three month periods ending March 31, 1997 and 1998, respectively. The increased noninterest expense was the result of the increased compensation and employee benefit plans of $28,687 due in part to the fair market value adjustment of stock benefits, increased federal deposit insurance of $6,467, increased advertising expense of $1,119, reduced data processing charges of $1,880, reduced occupancy expense of $1,717 and reduced other expenses primarily legal expense, consulting fees, audit expense and charitable contributions of $13,988.

     Income Tax. Income tax expense decreased $7,341, or 5.58%, from $131,558 for the three month period ended March 31, 1997, to $124,217 for the three month period ended March 31, 1998.

            Comparison of Operating Results for the Six Months Ended
                             March 31, 1998 and 1997


     Net Income. Net income increased by $25,487, from $347,127 at March 31, 1997 to $372,614 at March 31, 1998. Net interest income decreased by $20,230 due to interest income decreasing more than interest expense. The noninterest income increase of $45,408 and noninterest expense decrease of $18,086 were offset by an increase in income tax expense of $17,777.

     Total Interest Income. Interest income decreased $29,321, or 1.14%, from $2,577,759 for the six month period ended March 31, 1997, to $2,548,438 for the six month period ended March 31, 1998. Interest income from loans receivable increased $40,915 due to the increase in the average loan balances offset by lower rates paid on such balances over the period. Available for sale security investment income decreased $37,180 due to lower rates paid on a lower average balance of such securities. Held to maturity investment security income decreased $33,056 due to a decrease in the average balance of such securities as maturities were not reinvested in such investments.

     Total Interest Expense. Interest expense decreased $9,091, or 0.72%, for the comparative six month periods ending March 31, 1997 and 1998. This decrease was due to lower average deposit balances.

     Net Interest Income. Net interest income decreased $20,230, or 1.53%, from $1,322,412 for the six months ended March 31, 1997, to $1,302,182 for the six month period ended March 31, 1998. This was due to the reduced interest expense on deposits, the reduced interest income from the lower rate of return earned on available for sale investment securities, the reduced interest income from the lower rate on lower average balance of securities held to maturity, offset by interest received on loans due to the higher average loan balances.

     Provision for Loan Losses. The Association currently maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Association's past loss experience, adverse situations that may affect the borrowers' ability to repay loans, estimated value of the underlying collateral, and current and expected market conditions. Loans are considered impaired if full principal and interest payments are not anticipated to be made in accordance with the contractual terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan's effective interest rate or at the fair value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such an increase is reported as a component of the provision for loan losses. Management's assessment of the loan portfolio and market conditions determined that no provisions needed to be recorded for the six months ended March 31, 1998 and 1997. While management maintains its allowance for losses at a level which it considers to be adequate to provide for potential losses, there can be no assurances that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts.

     Due to the size of the institution and the minimal amount of nonperforming loans the percentage of nonperforming loans to allowance for loan losses will seem high. Movement of even one loan into or out of nonperforming status per reporting period may result in a large percentage change due to the size of the portfolio.

     Noninterest Income. Noninterest income increased by $45,408, or 58.19%, during the six month period ended March 31, 1998, as compared to the same period ended March 31, 1997. This increase was due to increased fee and service charge fee income of $28,968 from fees generated from the sale of loans in the secondary market, an increase in gain of sale of loans of $6,531 due to increased activity, an increase in the gain on the sale of real estate owned of $15,698, and a decrease in other noninterest income of $5,789.

     Noninterest Expense. Noninterest expense decreased $18,086, or 2.16%, from $837,685 to $819,599 during the comparative six month periods ending March 31, 1997 and 1998, respectively. The decreased noninterest expense was the result of the reduced federal deposit insurance of $17,041, reduced data processing charges of $4,741, reduced occupancy expense of $879, and reduced other expenses primarily legal expense, consulting fees, audit expense and charitable contributions of $56,069, offset by increased compensation and employee benefit plans of $60,898 due in part to the fair market value adjustment of stock benefits.

     Income Tax. Income tax expense increased $17,777, or 8.24%, from $215,632 for the six month period ended March 31, 1997, to $233,409 for the six month period ended March 31, 1998, primarily due to increased earnings.

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

                                                                                At March 31,
                                                                           ----------------------
                                                                             1998         1997
                                                                           ----------   ---------
                                                                               (In Thousands)
                                                                           ----------------------
Loans accounted for on a non-accrual basis:
Mortgage loans:
Permanent loans secured by 1-4 dwelling units ..................           $     197    $    100
All other mortgages ............................................                 --          --
Non-mortgage loans..............................................                  15          12
                                                                            --------     -------
Total ..........................................................                 212         112

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
Construction loans .............................................                  --          --
Permanent loans secured by 1-4 dwelling units ..................                  30          31
All other mortgage loans .......................................                  --          --
Non-mortgage loans .............................................                  67          --
                                                                            --------     -------
Total ..........................................................                  97          31
                                                                            --------     -------
Total non-accrual and accrual loans ............................                 309         143
                                                                            --------     -------
Real estate owned ..............................................                  --          34
Other non-performing assets ....................................                  --          --
                                                                            --------    --------
Total non-performing assets ....................................           $     309   $     177
                                                                            ========    ========
Total non-accrual and accrual loans to net loans ...............                0.74%       0.33%
Total non-accrual and accrual loans to total assets ............                0.44%       0.21%
Total non-performing assets to total assets ....................                0.44%       0.25%
Total allowance for loan losses to non-performing loans ........              278.80%     604.05%

     Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was $12,495 and $3,909 for the six months ended March 31, 1998 and 1997, respectively. No interest income on non-accrual loans was included in income for the six months ended March 31, 1998 and 1997.

     Capital Compliance. The following table sets forth the Association's capital position at March 31, 1998, as compared to the minimum regulatory capital requirements imposed on the Association by the Office of Thrift Supervision ("OTS") at that date.


                             At March 31, 1998
                         ----------------------------
                                       Percentage of
                            Amount    Adjusted Assets
                         -----------  ---------------

GAAP Capital ..........  $12,600,811      18.01%
                         ===========  ===============
Tangible Capital: (1)
Regulatory requirement   $ 1,350,117       2.00%
Actual capital ........   11,127,566      16.48%
                         -----------  ---------------
Excess ................  $ 9,777,449      14.48%
                         ===========  ===============
Core Capital: (1)
Regulatory requirement   $ 2,700,235       4.00%
Actual capital ........   11,127,566      16.48%
                         -----------  ---------------
Excess ................  $ 8,427,331      12.48%
                         ===========  ===============
Risk-Based Capital: (2)
Regulatory requirement   $ 2,717,875       8.00%
Actual capital ........   11,557,654      34.02%
                         -----------  ---------------
Excess ................  $ 8,839,779      26.02%
                         ===========  ===============

(1) Regulatory capital reflects modifications from GAAP capital due to valuation adjustments for available for sale securities and unallowable mortgage servicing rights.

(2) Based on risk weighted assets of $33,973,442

                               Liquidity Resources

     The OTS issued a final rule (12 CFR Part 566) that updates, simplifies, and streamlines it liquidity regulation effective November 24, 1997. The final rule has lowered the liquidity requirements for savings associations from 5 to 4 percent of the institution's liquidity base, the lowest level permitted by current law. The rule also eliminates a separate requirement that thrifts hold assets equal to 1 percent of a thrifts liquidity base in cash or short term liquid assets. Additionally, OTS streamlined the calculations used to measure compliance with liquidity requirements, expanded the types of investments considered to be liquid assets to conform with provisions of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, and reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year. The final rule requires the calculation once each quarter rather than monthly. Another change removes the requirement that certain obligations must mature in five years or less in order to qualify as a liquid asset.

     The OTS minimum required liquidity ratio is 4%. At March 31, 1998, the Association's total liquidity was 24.39%. The Association liquidity level was well in excess of regulation requirements. The Association adjusts its liquidity levels in order to meet funding needs for deposit outflows, payment of real estate taxes from escrow accounts on mortgage loans, loan funding commitments, and repayment of borrowings, when applicable. The Association adjusts its liquidity level as appropriate to meet its asset/liability objectives.

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

     At March 31, 1998, the Association had total outstanding commitments to fund loan originations or mortgage-backed and investment security purchases of $505,000.

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

                                    Year 2000

     The Company has presented its Year 2000 Action Plan to the Board of Directors. The Plan includes the following phases: awareness, assessment, upgrading, implementation, and testing. The Company has completed the awareness and assessment phases. Upgrading and implementation of hardware and software is currently being addressed with testing scheduled to begin after July 1, 1998. The Company believes its exposure is primarily with the automated data processing applications. The data processing vendor provides quarterly Year 2000 updates and has scheduled extensive testing during the last three quarters of 1998.

     Based upon current findings the Company has budgeted $94,000 in direct expense, (which includes hardware and software upgrades, seminars and training) and $37,000 in indirect expenses to be incurred prior to January 1, 2000. In addition, due to residential mortgage lending emphasis, the Company does not believe that its exposure to default by borrowers as a result of this problem to be significant.

     Despite the best efforts of management to address this issue, the vast number of external entities that have direct and indirect business relationships with the Company, such as customers, vendors, payment system providers and other financial institutions, makes it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the operations of the Company.

                              Key Operating Ratios

     The table below sets forth certain performance ratios of the Company for the periods indicated.

                                                   At or for the    At or for the
                                                    Three Months      Six Months
                                                   Ended March 31,  Ended March 31,
                                            ---------------------- --------------------
                                              1998 (1)  1997 (1)    1998 (1)   1997 (1)
                                            ----------  ---------- ---------   --------
Performance Ratios:
Return on average assets (net income
  divided by average total assets) ....        1.17%      1.02%      1.12%      1.01%
Return on average equity (net income
  divided by average equity) ..........        6.93%      5.87%      6.65%      5.75%
Average interest earning assets to
  average interest bearing liabilities.      122.51%    122.51%    122.42%    122.88%
Net interest rate spread ..............        3.14%      3.11%      3.12%      3.07%
Net yield on average interest-earning
  assets ..............................        3.98%      3.95%      3.97%      3.91%
Net interest income after provision
  for loan losses to total other
  expenses ............................      157.22%    166.41%    158.88%    157.87%

Capital Ratios:
Book value per share (2) ..............      $17.36     $15.55     $17.36     $15.55
Average equity to average assets ratio
  (average equity divided by average
  total assets) .......................       16.89%     17.37%     16.83%     17.60%
Shareholders' equity to assets at
  period end ..........................       18.29%     18.26%     18.29%     18.26%

(1)  The ratios for the three and six month periods are annualized.
(2) The number of shares outstanding as of March 31, 1998 was 736,864, includes shares sold to the ESOP and purchased by the Management Stock Bonus Plan ("MSBP") and 818,743 as of March 31, 1997, includes shares sold to ESOP and purchased by the MSBP.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Not Applicable

Item 2. Changes in Securities

        Not Applicable

Item 3. Default Upon Senior Securities

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of stockholders of the Corporation was held January 21, 1998, and the following items were acted upon:

        Election of Directors Wallace R. Mattock and Gerald Peterson for terms of three years ending in 2001. Wallace R. Mattock received 629,128 votes in favor and 2,156 votes were withheld. Gerald Peterson received 629,203 in favor and 2,081 votes were withheld.

        Ratification of the appointment of Bertram Cooper and Company, LLP as the Corporation's auditors for the 1998 fiscal year. Bertram Cooper and Company, LLP was ratified as the Corporation's auditors with 631,034 votes for and 250 abstentions.

Item 5. Other Information

     On April 13, 1998, the Company announced an offer to purchase (the "Offer") up to 222,000 shares of its Common Stock at a cash purchase price not in excess of $21.50 per share or less than $19.50 per share. The Offer expires at 5:00 p.m. Eastern Time on May 11, 1998.

Item 6. Exhibits, List and Reports on Form 8-K

     (a) Exhibits are either attached as part of this Report or incorporated herein by reference.

  2.0 Schedule 13E-3 of the Registrant and Mississippi View Holding Company Stock Employee Compensation Trust declared effective by the SEC on April 13, 1998

  3.1     Articles of Incorporation of Mississippi View Holding Company **

  3.2     Bylaws of Mississippi View Holding Company **

 10.1     Employment contract with Thomas J. Leiferman **

 10.2     Management Stock Bonus Plans ***

 10.3     1995 Stock Option Plan **

 10.4     1997 Stock Option Plan ****

 11 Statement regarding computation of earnings per share (see Note 4 to the Notes to Consolidated Financial Statements)

 27       Financial Data Schedule *****

     (b) Reports on Form 8-K - On March 20, 1998, the Company filed a Form 8-K announcing its termination of listing on Nasdaq SmallCap Market

------------
*     Incorporated by reference as filed with the SEC.
** Incorporated by reference to the Registrant's Registration Statement on form S-1 (File No. 33-86820) declared effective by the SEC on February 9, 1995.
*** Incorporated by reference to the Registrant's proxy statement for the special meeting of stockholders held on September 27, 1995 and filed with the SEC on August 17. 1995 (File No. 0-25546).
**** Incorporated by reference to the Registrant's definite proxy materials for the annual meeting of stockholders held on January 22, 1997 and filed with the SEC on December 16, 1996
***** Only in electronic filing.

                        MISSISSIPPI VIEW HOLDING COMPANY

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Mississippi View Holding Company


Date:      05/11/98                  By: /s/ Thomas J. Leiferman
     ----------------------------       ----------------------------------------
                                        Thomas J. Leiferman
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:       05/11/98                 By: /s/ Larry D. Hartwig
     ----------------------------       ----------------------------------------
                                        Larry D. Hartwig
                                        Vice President
                                        (Principal Accounting and Financial
                                         Officer)